Form 10QSB
period 2007-02-28
Wilson Creek Mining Corp.
filed 2007-03-28
CIK 1377145

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                     For the Period ended February 28, 2007

                       Commission File Number 333-1140143


                            WILSON CREEK MINING CORP.
                 (Name of small business issuer in its charter)


        Nevada                                                  11-3790847
(State of incorporation)                                (IRS Employer ID Number)


                             510 First Street #1005
                               San Diego, CA 92101
                                  (619)595-0095
          (Address and telephone number of principal executive offices)


                                  Robert Woods
                             510 First Street #1005
                               San Diego, CA 92101
                               Phone (619)595-0095
            (Name, address and telephone number of agent for service)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 2,000,000 shares of Common Stock outstanding as of February 28, 2007.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended February 28, 2007, prepared by the company, immediately follow.

                            WILSON CREEK MINING CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                             As of              As of
                                                                           February 28,       November 30,
                                                                              2007               2006
                                                                            --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                      $  1,002           $  5,775
                                                                            --------           --------

TOTAL CURRENT ASSETS                                                           1,002              5,775
                                                                            --------           --------

                                                                            $  1,002           $  5,775
                                                                            ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                                --
  Due to Director                                                                100                100
                                                                            --------           --------

TOTAL CURRENT LIABILITIES                                                        100                100
                                                                            --------           --------

TOTAL LIABILITIES                                                                100                100

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock,  ($0.001 par value, 75,000,000 shares authorized;
   2,000,000 shares issued and outstanding as of February 28, 2007
   and November 30, 2006 respectively)                                         2,000              2,000
  Additional paid-in capital                                                   8,000              8,000
  Deficit accumulated during exploration stage                                (9,098)            (4,325)
                                                                            --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                             902              5,675
                                                                            --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                    $  1,002           $  5,775
                                                                            ========           ========

                             See Accompanying Notes

                            WILSON CREEK MINING CORP.
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                              September 20, 2006
                                          Three Months           (inception)
                                             Ended                 through
                                          February 28,          February 28,
                                              2007                  2007
                                          -----------           -----------

REVENUES
  Revenues                                $        --           $        --
                                          -----------           -----------

TOTAL REVENUES                                     --                    --

OPERATING COSTS
   Administrative Expenses                        873                 5,198
   Professional Fees                            3,900                 3,900
                                          -----------           -----------

TOTAL OPERATING COSTS                           4,773                 9,098
                                          -----------           -----------

NET INCOME (LOSS)                         $    (4,773)          $    (9,098)
                                          ===========           ===========

BASIC EARNINGS (LOSS) PER SHARE           $     (0.00)          $     (0.00)
                                          ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  2,000,000             2,000,000
                                          ===========           ===========


                             See Accompanying Notes

                            WILSON CREEK MINING CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                    September 20, 2006
                                                                 Three Months          (inception)
                                                                    Ended               through
                                                                 February 28,          February 28,
                                                                    2007                  2007
                                                                  --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (4,773)             $ (9,098)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Due to Director                              --                   100
                                                                  --------              --------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (4,773)               (8,998)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                              --                    --
                                                                  --------              --------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             --                    --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --                 2,000
  Additional paid-in capital                                            --                 8,000
                                                                  --------              --------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             --                10,000
                                                                  --------              --------

NET INCREASE (DECREASE) IN CASH                                     (4,773)                1,002

CASH AT BEGINNING OF PERIOD                                          5,775                    --
                                                                  --------              --------
CASH AT END OF PERIOD                                             $  1,002              $  1,002
                                                                  ========              ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --              $     --
                                                                  ========              ========
  Income Taxes                                                    $     --              $     --
                                                                  ========              ========

                             See Accompanying Notes

                            WILSON CREEK MINING CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2007


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Wilson Creek Mining Corp. (the Company) was incorporated on September 20, 2006 under the laws of the State of Nevada. The Company is primarily engaged in the acquisition and exploration of mining properties.

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes.

USE OF ESTIMATES

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

PRO FORMA COMPENSATION EXPENSE

No stock options have been issued by Wilson Creek Mining Corp. Accordingly, no pro forma compensation expense is reported in these financial statements.

MINERAL PROPERTY ACQUISITION AND EXPLORATION COSTS

The Company expenses all costs related to the acquisition and exploration of mineral properties in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed.

DEPRECIATION, AMORTIZATION AND CAPITALIZATION

The Company records depreciation and amortization when appropriate using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years). Expenditures for maintenance and repairs are

                            WILSON CREEK MINING CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2007


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

expensed as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation, is removed from the appropriate accounts and the resultant gain or loss is included in net income.

INCOME TAXES

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under Statement 109, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that the Company will not realize the tax assets through future operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash and certain investments.

INVESTMENTS

Investments that are purchased in other companies are valued at cost less any impairment in the value that is other than temporary in nature.

PER SHARE INFORMATION

The Company computes per share information by dividing the net loss for the period presented by the weighted average number of shares outstanding during such period.

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended February 28, 2007 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

                            WILSON CREEK MINING CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2007


NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

NOTE 6 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $ 9,098 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 - RELATED PARTY TRANSACTIONS

Robert Woods, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available; thus, he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

Robert Woods, the sole officer and director of the Company, will not be paid for any underwriting services that he performs on behalf of the Company with respect to the Company's upcoming SB-2 offering. He will also not receive any interest on any funds that he advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

While the Company is seeking additional capital, Mr. Woods has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balance due Mr. Woods was $100 on February 28, 2007.

                            WILSON CREEK MINING CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2007


NOTE 8 - STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123 "Share Based Payment". Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On September 26, 2006 the Company issued a total of 2,000,000 shares of common stock to one director for cash in the amount of $0.005 per share for a total of $10,000.

As of February 28, 2007 the Company had 2,000,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of February 28, 2007:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 2,000,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $4,773 for the three months ended February 28, 2007. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. As of February 28, 2007 there was $100 owed to the officer and director of the company, for which there is no specific terms of repayment.

Our net loss from inception through February 28, 2007 was $9,098. As we were incorporated on September 20, 2006 there are no comparative figures from previous years.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our current cash balance is $1,002. Until approximately May 2006, we believe our small cash balance is sufficient to fund limited levels of operations. If we experience a shortage of funds prior to funding we may utilize funds from our director who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and correspondence with our shareholders, however our director has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

In order to achieve our exploration program goals, we will need the funding from the offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-140143 which became effective on February 9, 2007.

We have sold $10,000 in equity securities to pay for our minimum level of operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

PLAN OF OPERATION

Our plan of operation for the twelve months following the date of this prospectus is to complete the first three phases of the exploration program on our claim consisting of geological mapping, soil sampling, rock sampling, magnetometer survey and trenching. In addition to the $17,850 we anticipate spending for the first two phases of the exploration program as outlined below, we anticipate spending an additional $12,000 on professional fees, including fees payable in connection with the filing of this registration statement and complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $30,000, which is the amount to be raised in this offering and our cash on hand. We will require the funds from our offering to proceed.

The following work program has been recommended by the professional geologist who prepared the geology report for the Wilson Creek project.

The following three phase exploration proposal and cost estimate is offered with the understanding that consecutive phases are contingent upon positive (encouraging) results being obtained from each preceding phase and additional funding for Phase 3:

PHASE 1

Detailed prospecting and mineralization mapping, followed
by hand trenching to obtain clean, fresh samples. The cost
estimate for this program is all inclusive                             $ 5,950

PHASE 2

Magnetometer and VLF electromagnetic, grid controlled
surveys over the areas of interest determined by the Phase
1 survey. Included in this estimated cost are
transportation, accommodation, board, grid installation,
both of the geophysical surveys, maps and report                       $11,900

PHASE 3

Induced polarization survey over grid controlled zones of
interest outlined by Phase 1&2 fieldwork. Selective core
drilling totaling 1,000', all inclusive. Includes core
prep., analyses, detailed maps and reports                             $41,650
                                                                       -------

                                          Estimated Total              $59,500
                                                                       =======

The above program costs are management's estimates based upon the recommendations of the professional mining engineer's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

We anticipate commencing the first phase of our exploration program in spring 2007. We have a verbal agreement with James McLeod, the professional geologist who prepared the geology report on the Lookout Claim, to retain his services for our planned exploration program. We will require additional funding to proceed with the Phase 3 exploration work on the claim, we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of February 28, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our November 30, 2006 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-140143.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

BASIS OF PRESENTATION

The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes.

USE OF ESTIMATES

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

PRO FORMA COMPENSATION EXPENSE

No stock options have been issued by Wilson Creek Mining Corp. Accordingly, no pro forma compensation expense is reported in these financial statements.

MINERAL PROPERTY ACQUISITION AND EXPLORATION COSTS

The Company expenses all costs related to the acquisition and exploration of mineral properties in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed.

DEPRECIATION, AMORTIZATION AND CAPITALIZATION

The Company records depreciation and amortization when appropriate using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation, is removed from the appropriate accounts and the resultant gain or loss is included in net income.

INCOME TAXES

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under Statement 109, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that the Company will not realize the tax assets through future operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial accounting Standards Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash and certain investments.

INVESTMENTS

Investments that are purchased in other companies are valued at cost less any impairment in the value that is other than temporary in nature.

PER SHARE INFORMATION

The Company computes per share information by dividing the net loss for the period presented by the weighted average number of shares outstanding during such period.

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-QSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-QSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-QSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

The safe harbors of forward-looking statements provided by the Securities Litigation Reform Act of 1995 are unavailable to issuers not subject to the reporting requirements set forth under Section 13(a) or 15(D) of the Securities Exchange Act of 1934, as amended. As we have not registered our securities pursuant to Section 12 of the Exchange Act, such safe harbors set forth under the Reform Act are unavailable to us.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have no identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-140143, at the SEC website at www.sec.gov:

     Exhibit No.                       Description
     -----------                       -----------

        3.1         Articles of Incorporation*
        3.2         Bylaws*
       31.1         Sec. 302 Certification of Principal Executive Officer
       31.2         Sec. 302 Certification of Principal Financial Officer
       32.1         Sec. 906 Certification of Principal Executive Officer
       32.2         Sec. 906 Certification of Principal Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2007                 Wilson Creek Mining Corp., Registrant


                               By: /s/ Robert Woods
                                   ---------------------------------------------
                                   Robert Woods, President and Chief
                                   Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 27, 2007                 Wilson Creek Mining Corp., Registrant


                               By: /s/ Robert Woods
                                   ---------------------------------------------
                                   Robert Woods, President, Chief
                                   Executive Officer, Treasurer, Chief Financial Officer, and Principal Accounting Officer