Form 10QSB
period 2007-05-31
Wilson Creek Mining Corp.
filed 2007-07-17
CIK 1377145

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  Quarterly Report under Section 13 or 15(d) of
                         Securities Exchange Act of 1934

                        For the Period ended May 31, 2007

                       Commission File Number 333-140143


                            WILSON CREEK MINING CORP.
                 (Name of small business issuer in its charter)

        Nevada                                                   11-3790847
(State of incorporation)                                (IRS Employer ID Number)

                                108 Landis Avenue
                              Chula Vista, CA 91910
                                 (619) 977-7971
          (Address and telephone number of principal executive offices)

                                  Robert Woods
                                108 Landis Avenue
                              Chula Vista, CA 91910
                                 (619) 977-7971
            (Name, address and telephone number of agent for service)

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

There were 2,450,000 shares of Common Stock outstanding as of May 31, 2007.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended May 31, 2007, prepared by the company, immediately follow.

                            WILSON CREEK MINING CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                          As of             As of
                                                                         May 31,           Nov. 30,
                                                                          2007               2006
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  9,337           $  5,775
                                                                        --------           --------

TOTAL CURRENT ASSETS                                                       9,337              5,775
                                                                        --------           --------

                                                                        $  9,337           $  5,775
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                                               --
  Due to Director                                                          1,600                100
                                                                        --------           --------

Total Current Liabilities                                                  1,600                100
                                                                        --------           --------
TOTAL LIABILITIES                                                          1,600                100

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 2,450,000 shares and 2,000,000 issued and outstanding
   as of May 31, 2007 and November 30, 2006 respectively)                  2,450              2,000
  Additional paid-in capital                                              16,550              8,000
  Deficit accumulated during exploration stage                           (11,263)            (4,325)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       7,737              5,675
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $  9,337           $  5,775
                                                                        ========           ========

See Accompanying Notes

                            WILSON CREEK MINING CORP.
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                  September 20, 2006
                                         Three Months          Six Months            (inception)
                                            Ended                 Ended                through
                                           May 31,               May 31,               May 31,
                                            2007                  2007                  2007
                                         -----------           -----------           -----------
REVENUES
  Revenues                               $        --           $        --           $        --
                                         -----------           -----------           -----------
TOTAL REVENUES                                    --                    --                    --

OPERATING COSTS
  Administrative Expenses                        865                 1,738                 6,063
  Professional Fees                            1,300                 5,200                 5,200
                                         -----------           -----------           -----------
TOTAL OPERATING COSTS                          2,165                 6,938                11,263
                                         -----------           -----------           -----------

NET INCOME (LOSS)                        $    (2,165)          $    (6,938)          $   (11,263)
                                         ===========           ===========           ===========

BASIC EARNINGS (LOSS) PER SHARE          $     (0.00)          $     (0.00)
                                         ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 2,146,739             2,074,176
                                         ===========           ===========


See Accompanying Notes

                            WILSON CREEK MINING CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                      September 20, 2006
                                                                       Six Months        (inception)
                                                                         Ended             through
                                                                        May 31,            May 31,
                                                                         2007               2007
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $ (6,938)          $(11,263)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable
    Increase (decrease) in Due to Director                                1,500              1,600
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (5,438)            (9,663)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                                   --                 --
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                  450              2,450
  Additional paid-in capital                                              8,550             16,550
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             9,000             19,000
                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH                                           3,562              9,337

CASH AT BEGINNING OF PERIOD                                               5,775                 --
                                                                       --------           --------

CASH AT END OF PERIOD                                                  $  9,337           $  9,337
                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --
                                                                       ========           ========
  Income Taxes                                                         $     --           $     --
                                                                       ========           ========

See Accompanying Notes

                            WILSON CREEK MINING CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2007


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

USE OF ESTIMATES

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

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

DEPRECIATION, AMORTIZATION AND CAPITALIZATION

The Company records depreciation and amortization when appropriate using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years). Expenditures for maintenance and repairs are expensed as incurred. Additions, major renewals and replacements that increase

                            WILSON CREEK MINING CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2007


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended May 31, 2007 represents the minimum state income tax expense of the Company, which is not considered significant.

                            WILSON CREEK MINING CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2007


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

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $ 11,263 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 - RELATED PARTY TRANSACTIONS

Robert Woods, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available; thus, he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

Robert Woods, the sole officer and director of the Company, is not paid for any underwriting services that he performs on behalf of the Company with respect to the Company's current SB-2 offering. He will also not receive any interest on any funds that he advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

While the Company is seeking additional capital, Mr. Woods has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balance due Mr. Woods was $ 1,600 on May 31, 2007.

                            WILSON CREEK MINING CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2007


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

On May 2, 2007 the Company issued a total of 450,000 shares of common stock to 14 individuals for cash in the amount of $0.02 per share for a total of $ 9,000.

As of May 31, 2007 the Company had 2,450,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of May 31, 2007:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 2,450,000 shares issued and outstanding.

NOTE 10 - SUBSEQUENT EVENTS

On June 19, 2007 the Company completed and closed its SB-2 offering having sold a total of 1,500,000 common shares at $0.02 per share to raise an aggregate amount of $30,000 from 27 shareholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $2,165 for the three months ended May 31, 2007. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. As of May 31, 2007 there was $1,600 owed to the officer and director of the company, for which there is no specific terms of repayment.

Our net loss from inception through May 31, 2007 was $11,263. As we were incorporated on September 20, 2006 there are no comparative figures from previous years.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at May 31, 2007 was $9,337. Subsequent to our May 31, 2007 financials we closed our offering with total proceeds of $30,000. If we experience a shortage of funds we may utilize funds from our director who has informally agreed to advance funds to allow us to pay for fees associated with filing our periodic reports and correspondence with our shareholders, however our director has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

In order to achieve our exploration program goals, we needed the funding from the offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-140143 which became effective on February 9, 2007. On June 19, 2007 we closed the offering with total proceeds to the company of $30,000.

We have sold $40,000 in equity securities to pay for our operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

PLAN OF OPERATION

Our plan of operation for the twelve months is to complete the first three phases of the exploration program on our claim consisting of geological mapping, soil sampling, rock sampling, magnetometer survey and trenching. In addition to the $17,850 we anticipate spending for the first two phases of the exploration program as outlined below, we anticipate spending an additional $12,000 on professional fees, including fees payable in connection with the filing of our registration statement and complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $30,000, which is the amount to be raised in our offering and our cash on hand.

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

We anticipate commencing the first phase of our exploration program in summer 2007. We have a verbal agreement with James McLeod, the professional geologist who prepared the geology report on the Lookout Claim, to retain his services for our planned exploration program. We will require additional funding to proceed with the Phase 3 exploration work on the claim, we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of May 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our November 30, 2006 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-140143.

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

PRO FORMA COMPENSATION EXPENSE

No stock options have been issued by Wilson Creek Mining Corp. Accordingly; no pro forma compensation expense is reported in these financial statements.

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

July 10, 2007                   Wilson Creek Mining Corp., Registrant


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

July 10, 2007                   Wilson Creek Mining Corp., Registrant


                                By: /s/ Robert Woods
                                   ---------------------------------------------
                                   Robert Woods, President, Chief
                                   Executive Officer, Treasurer, Chief Financial Officer, and Principal Accounting Officer