Form 10QSB
period 2007-08-31
Wilson Creek Mining Corp.
filed 2007-10-01
CIK 1377145

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                      For the Period ended August 31, 2007

                       Commission File Number 333-1140143


                            WILSON CREEK MINING CORP.
                 (Name of small business issuer in its charter)

        Nevada                                                  11-3790847
(State of incorporation)                                (IRS Employer ID Number)

                                108 Landis Avenue
                              Chula Vista, CA 91910
                                  (619)977-7971
          (Address and telephone number of principal executive offices)

                                  Robert Woods
                                108 Landis Avenue
                              Chula Vista, CA 91910
                               Phone (619)977-7971
            (Name, address and telephone number of agent for service)

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

There were 3,500,000 shares of Common Stock outstanding as of August 31, 2007.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended August 31, 2007, prepared by the company, immediately follow.

                            WILSON CREEK MINING CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                        Aug. 31,           Nov. 30,
                                                                          2007               2006
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $ 22,717           $  5,775
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                      22,717              5,775
                                                                        --------           --------

                                                                        $ 22,717           $  5,775
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                            --                 --
  Due to Director                                                          1,600                100
                                                                        --------           --------
Total Current Liabilities                                                  1,600                100
                                                                        --------           --------

TOTAL LIABILITIES                                                          1,600                100

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock,  ($0.001 par value, 75,000,000
   shares authorized; 3,500,000 and 2,000,000 shares
   issued and outstanding as of August 31, 2007 and
   November 30, 2006 respectively)                                         3,500              2,000
  Additional paid-in capital                                              36,500              8,000
  Deficit accumulated during exploration stage                           (18,883)            (4,325)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      21,117              5,675
                                                                        --------           --------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $ 22,717           $  5,775
                                                                        ========           ========


                             See Accompanying Notes

                            WILSON CREEK MINING CORP.
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                               September 20, 2006
                                        Three Months         Nine Months          (inception)
                                           Ended                Ended               through
                                          Aug. 31,             Aug. 31,             Aug. 31,
                                            2007                 2007                 2007
                                         ----------           ----------           ----------
REVENUES
  Revenues                               $       --           $       --           $       --
                                         ----------           ----------           ----------
TOTAL REVENUES                                   --                   --

OPERATING COSTS
  Administrative Expenses                     4,320                6,058               10,383
  Professional Fees                           3,300                8,500                8,500
                                         ----------           ----------           ----------
TOTAL OPERATING COSTS                         7,620               14,558               18,883
                                         ----------           ----------           ----------

NET INCOME (LOSS)                        $   (7,620)          $  (14,558)          $  (18,883)
                                         ==========           ==========           ==========

BASIC EARNINGS (LOSS) PER SHARE          $    (0.00)          $    (0.01)
                                         ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                2,146,739            2,074,176
                                         ==========           ==========


                             See Accompanying Notes

                            WILSON CREEK MINING CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                      September 20, 2006
                                                                      Nine Months        (inception)
                                                                         Ended             through
                                                                        Aug. 31,           Aug. 31,
                                                                         2007               2007
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(14,558)          $(18,883)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
     Increase (decrease) in Accounts Payable
     Increase (decrease) in Due to Director                               1,500              1,600
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (13,058)           (17,283)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                                   --                 --
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                1,500              3,500
  Additional paid-in capital                                             28,500             36,500
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            30,000             40,000
                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH                                          16,942             22,717

CASH AT BEGINNING OF PERIOD                                               5,775                 --
                                                                       --------           --------

CASH AT END OF PERIOD                                                  $ 22,717           $ 22,717
                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --
                                                                       ========           ========
  Income Taxes                                                         $     --           $     --
                                                                       ========           ========


                             See Accompanying Notes

                            WILSON CREEK MINING CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2007


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

                            WILSON CREEK MINING CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2007


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

                            WILSON CREEK MINING CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2007


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

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $ 18,883 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

While the Company is seeking additional capital, Mr. Woods has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balance due Mr. Woods was $ 1,600 on August 31, 2007.

                            WILSON CREEK MINING CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2007


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

On May 2, 2007 the Company issued a total of 450,000 shares of common stock to 4 individuals for cash in the amount of $0.02 per share for a total of $ 9,000.

On June 19, 2007 the Company issued a total of 1,050,000 shares of common stock to 23 individuals for cash in the amount of $0.02 per share for a total of $ 21,000.

As of August 31, 2007 the Company had 3,500,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of August 31, 2007:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 3,500,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $7,620 for the three months ended August 31, 2007. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. As of August 31, 2007 there was $1,600 owed to the officer and director of the company, for which there is no specific terms of repayment.

Our net loss from inception through August 31, 2007 was $18,883. As we were incorporated on September 20, 2006 there are no comparative figures from previous years.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at August 31, 2007 was $22,717. During the quarter ended August 31, 2007 we closed our offering with total proceeds of $30,000. If we experience a shortage of funds we may utilize funds from our director who has informally agreed to advance funds to allow us to pay for fees associated with filing our periodic reports and correspondence with our shareholders, however our director has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

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

PLAN OF OPERATION

Our plan of operation for the twelve months is to complete the exploration program on our Lookout Mineral Claim. Each phase following Phase 1 is contingent upon the favorable results of the previous phase. In addition to the $11,900 we anticipate spending for phase two of the exploration program as outlined below, we anticipate spending an additional $10,000 on professional fees and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $22,000.

The field work of Phase 1 of the exploration program was completed in August 2007. The geologist, James McLeod, is awaiting the results from the assay lab and once those are received he will prepare his report and make his recommendations. The cost of the Phase 1 program was $5,950 and included detailed prospecting and mineralization mapping and hand trenching to obtain clean, fresh samples.

The following exploration proposal and cost estimate for Phase 2 and 3 is offered with the understanding that consecutive phases are contingent upon positive (encouraging) results being obtained from each preceding phase and additional funding for Phase 3:

PHASE 2

Magnetometer and VLF electromagnetic, grid controlled
surveys over the areas of interest determined by the
Phase 1 survey. Included in this estimated cost are
transportation, accommodation, board, grid
installation, both of the geophysical surveys, maps
and report                                                            $ 11,900

PHASE 3

Induced polarization survey over grid controlled zones
of interest outlined by Phase 1&2 fieldwork. Selective
core drilling totaling 1,000', all inclusive.  Includes
core prep., analyses, detailed maps and reports                       $ 41,650

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

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of August 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our November 30, 2006 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-140143.

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

October 1, 2007                    Wilson Creek Mining Corp., Registrant


                                   By: /s/ Robert Woods
                                       -----------------------------------------
                                       Robert Woods, President and Chief
                                       Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 1, 2007                    Wilson Creek Mining Corp., Registrant


                                   By: /s/ Robert Woods
                                       -----------------------------------------
                                       Robert Woods, President, Chief Executive
                                       Officer, Treasurer, Chief Financial
                                       Officer, and Principal Accounting Officer