Form 10KSB
period 2007-11-30
Wilson Creek Mining Corp.
filed 2008-01-31
CIK 1377145

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the Fiscal Year Ended November 30, 2007

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934


                            WILSON CREEK MINING CORP.
              (Exact name of small business issuer in its charter)

            Nevada                       333-140143              11-3790847
(State or other jurisdiction of         (Commission            (IRS Employer
 incorporation or organization)         File Number)         Identification No.)

                                108 Landis Avenue
                              Chula Vista, CA 91910
                    (Address of principal executive offices)

                                  (619)977-7971
                           (Issuer's telephone number)

      Securities registered under Section 12(b) of the Exchange Act: None.

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $0.001 par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Indicate by check mark whether the registrant is a shell company (Rule 12b-2 of the Exchange Act) [X] Yes [ ] No

State issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold: $30,000 (1,500,000 common shares @ $0.02 per share)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 30, 2007, the issuer had 3,500,000 shares of common stock issued and outstanding.

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL INFORMATION

We are an exploration stage company with no revenues and a limited operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

There is the likelihood of our mineral claim containing little or no economic mineralization or reserves of copper and other minerals. The Lookout mineral claim is comprised of 9 contiguous cells totaling 560 acres, is the only claim currently in the company's portfolio. If our claim does not contain any reserves all funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

GLOSSARY

ANALCITE-BEARING TRACHYBASALT - Analcite or analcime is a hydrous sodium aluminum silicate mineral that predominates in the extrusive or volcanic form of its igneous equivalent, a syenogabbro.

ANDESITIC TO BASALTIC COMPOSITION - a range of rock descriptions using the chemical make-up or mineral norms of the same.

DRY INTERIOR BELT BIOTIC ZONE - a division of life forms and climatic zones that make-up or may be particular to British Columbia, Canada.

ELONGATE BASIN - a longer than wide depression that may be favorable to in-filling by adjacent eroding mountains.

FORMATION - the fundamental unit of similar rock assemblages used in stratigraphy.

INTERMONTANE BELT - between mountains (ranges), a usually longer than wide depression occurring between enclosing mountain ranges that supply erosional material to infill the basin.

MINERAL TENURE OF BRITISH COLUMBIA - the rights, privileges and obligations specified, by the acquisition of mineral tenure, in the Mineral Tenure Act of the Province. Specifics of what a mineral tenure holder can, cannot and must do to hold mineral title in British Columbia, Canada. Since B.C. is a Provincial jurisdiction mineral tenure lies with the province unless federal jurisdiction is encroached, i.e. fisheries or if the mineral activity takes place in a federal territory, i.e. Nunavit. Also a federally chartered company may have to use Canadian (federal) rules and regulations.

PLAGIOCLASE FELDSPAR - a specific range or series of chemical composition of common or abundant rock forming silicate minerals.

PORPHYRITIC IN AUGITE PYROXENE - Large porphyroblasts or crystals of a specific rock-forming mineral, i.e. augite occurring within a matrix of finer grained rock-forming minerals. UPPER TRIASSIC AGE NICOLA GROUP - Upper Triassic refers to rock units of similar age within the range of 213 -248 million year, before the present. Age descriptions often use the adjectives, lower-middle-upper to further define the position of age. To constitute a group it must be composed of at least two formations.

VOLCANICLASTIC - Angular to rounded particles of a wide range of sizes within (a welded) finer grain-sized matrix of volcanic origin.

GENERAL INFORMATION

The one property in the Company's portfolio is the Lookout Mineral Claim, comprised of 9 contiguous cells totaling 560 acres. The Lookout Mineral Claim was staked on September 17, 2006 using the British Columbia Mineral Titles Online computer Internet system and was assigned Tenure No. 541219.

The property area is situated 22 air miles east of the Town of Merritt, B.C. The property lies in the Nicola Region, British Columbia, Canada. The property is accessible by traveling east of the Town of Merritt, British Columbia, on Provincial highway #5 for 19 miles to the Douglas Lake cut-off. At this point a ranch road traveling south is taken for 18 miles to the mineral claim. The Town of Merritt offers much of the necessary infrastructure required to base and carry-out an exploration program. The claim area ranges in elevation from 2,850' to 4945' mean sea level on Mt. Hamilton the highest point in the area. The physiographic setting of the property can be described as rounded, the mountain terrain surface has been altered both by the erosional and depositional effects of glaciation.

The Lookout property has not undergone any detailed ground exploration work including rock or soil geochemistry. We have not carried out any exploration work on the claim and have incurred no exploration costs. The future cost of exploration work on the property is disclosed in detail in the Plan of Operation section of this report.

There is not a plant or any equipment currently located on the property.

The initial exploration phases will be supported by generators. Water required for exploration and development of the claim is available from several seasonal creeks. The Lookout property lies within the dry interior belt of B.C. and experiences about 15" of precipitation annually of which about 20% may occur as a snow equivalent. The summers can experience hot weather while the winters are generally mild and last from December through March.

A three-phase exploration program to evaluate the area was recommended by the professional geologist in his report. The field work of Phase 1 of the exploration program was completed in August 2007. The geologist, James McLeod, received the results from the assay lab, prepared his report and we are currently analyzing his report and recommendations. The cost of the Phase 1 program was $5,950 and included detailed prospecting and mineralization mapping and hand trenching to obtain clean, fresh samples. Contingent upon favorable results from Phase 1, Phase 2 work would consist of Magnetometer and VLF electromagnetic, grid controlled surveys over the areas of interest determined by the Phase 1 survey. Contingent on the results of the first two phases and funding, Phase 3 would consist of induced polarization survey over grid controlled zones of interest outlined by Phase 1&2 fieldwork and selective core drilling totaling 1,000'.

The total cost of the proposed program in US dollars is $59,500, Phase 1 being $5,950, Phase 2 $11,900 and Phase 3 $41,650.

The discussions contained herein are management's estimates based on information provided by the professional geologist who prepared the geology report for the Wilson Creek project. Because we have not completed any phase of our exploration program we cannot provide a more detailed discussion of our plans if we find a viable store of minerals on our property, as there is no guarantee that exploitable mineralization will be found, the quantity or type of minerals if they are found and the extraction process that will be required. We are also unable to assure you we will be able to raise the additional funding to proceed with Phase 3 exploration on the claims if mineralization is found in the first two phases.

ACQUISITION OF THE MINERAL CLAIM

The Lookout Mineral Claim was staked using the British Columbia Mineral Titles Online computer Internet system and is assigned Tenure Number 541219. The date of record is September 17, 2006 and the claim is in good standing to September 17, 2008. The mineral claim is held in trust for the Company by its President/Director, Mr. Robert Woods, FMC (Free Miner's Certificate) #202812. To obtain a Free Miner's Certificate, which is required to hold a mining claim in British Columbia, Section 8(1) of the B.C. Mineral Tenure Act (MTA) stipulates that a corporation must be registered under the British Columbia Business Corporations Act. Section 8(2) of the MTA stipulates that an individual applicant must either be a resident of Canada or be authorized to work in Canada. As the corporation is not registered in British Columbia the claim is held in trust for the company by Mr. Woods, a Canadian citizen.

REQUIREMENTS OR CONDITIONS FOR RETENTION OF TITLE

All claims staked in British Columbia require $0.40 per hectare worth of assessment work to be undertaken in year 1 through 3 ($91 for our property), followed by $0.80 per hectare per year thereafter ($182 for our property). In order to retain title to the property exploration work costs must be recorded and filed with the British Columbia Department of Energy Mines and Petroleum Resources ("BCDM"). The BCDM charges a filing fee, based on the value of the work recorded, to record the work. To date we have recorded $5,800 in exploration and development work with the BCDM and paid $75.57 in BCDM filing fees.

LOCATION, ACCESS, CLIMATE, LOCAL RESOURCES & INFRASTRUCTURE

The Lookout mineral claim is comprised of 9 contiguous cells totaling 560 acres. The mineral claim area may be located on the NTS map sheet, 92I/1W. At the center of the property the latitude is 50(Degree) 8' 38" N and the longitude is 120(Degree) 22' 5" W.

The property area is situated 22 air miles east of the Town of Merritt, B.C. The property lies in the Nicola Region, British Columbia, Canada.

The property is accessible by traveling east of the Town of Merritt, British Columbia, on Provincial highway #5 for 19 miles to the Douglas Lake cut-off. At this point a ranch road traveling south is taken for 18 miles to the mineral claim.

The Lookout property lies within the dry interior belt of B.C. and experiences about 15" of precipitation annually of which about 20% may occur as a snow equivalent. The summers can experience hot weather while the winters are generally mild and last from December through March.

Much of the Thompson Plateau area hosts patchy conifer cover of western yellow pine (ponderosa pine) and Douglas fir mingled with open range and groves of aspen and cottonwood. The general area supports an active logging industry. Mining holds an historical and contemporary place in the development and economic well being of the area.

The Town of Merritt, British Columbia which lies 37 miles by road west of the Lookout mineral claim offers much of the necessary infrastructure required to base and carry-out an exploration program (accommodations, communications, equipment and supplies). Merritt B.C. is highway accessible from Vancouver, B.C. in a few hours by traveling over the Coquihalla (toll section) highway, in the time it takes to travel 200 miles. The overnight Greyhound bus service is a popular way to send-in samples and to receive additional equipment and supplies.

The claim area ranges in elevation from 2,850' to 4945' mean sea level on Mt. Hamilton the highest point in the area. The physiographic setting of the property can be described as rounded, mountain terrain that has been altered both by erosion and the depositional effects of glaciations. Thickness of drift cover in the valleys may vary considerably.




                        [MAP SHOWING THE CLAIM LOCATION]

HISTORY

The recorded mining history of the general area dates from the late 1800's when the widespread search for gold (placer) was on. The general area received much attention during the post World War II era. During the period of the mid 1950's through the 1980's the search for larger tonnage copper, gold and platinum group elements (PGE) prevailed. A significant number of showings and skarn and porphyry deposits were discovered within this northwesterly trending belt. A number of them were exploited, such as the Craigmont copper-iron mine and the Highland Valley copper (molybdenum) mines.

GEOLOGICAL SETTING

REGIONAL GEOLOGY: The general claim area is underlain by Upper Triassic aged rocks assigned to the Nicola Group. These units are mainly volcanics, such as greenstone ranging from andesite to basalt in composition as agglomerates, breccias and tuffs. Sediments as argillite, limestone and conglomerate make up the lesser part of the Nicola Group in this area. These older units are cut in many places by Jurassic aged Coast Intrusions. A wide range of Cretaceous-Tertiary aged volcano-sediments are observed to occur within the older units.

LOCAL GEOLOGY: The Lookout mineral claim is situated in the Intermontane Belt of south-western British Columbia. The oldest rocks observed in the local area are those of the Upper Triassic aged Nicola Group that trends northerly as an elongate depositional basin.

PROPERTY GEOLOGY: The geology of the Lookout mineral claim may be described as being underlain by units of the Nicola Group. Some or all of these units may be found to host economic mineralization. The property geological setting offers good underlying possibilities and all overburden areas should be checked if a field program is undertaken.

PROPERTY MINERALIZATION

The professional geologist has observed in places within the general area pyrite-pyrrhotite-chalcopyrite mineralization as mesothermal replacements or vein-type of occurrences that lie peripheral to the porphyry-type occurrence in the crystal, lithic volcanic tuffs (as volcanic skarn), volcaniclastics or intrusive rock units. These occurrences were observed in the massive volcanic units and in medium grain-sized intrusive rock within steeply dipping to vertical fissure/fault zones with some dissemination in the adjacent wallrock. Accompanying the pyritization are the following minerals as epidote-chlorite-calcite or more generally termed a propylitic alteration assemblage.

                       [MAP SHOWING THE REGIONAL GEOLOGY]




COMPETITION

We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the claim. Readily available commodities markets exist in Canada and around the world for the sale of copper and other minerals. Therefore, we will likely be able to sell any copper or other minerals that we are able to recover.

We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. We have not yet attempted to locate or negotiate with any suppliers of products, equipment or services. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend exploration plans until we are able to do so.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in British Columbia specifically.

The initial steps of exploration can be carried out without permitting or notification to any government body as it is deemed "low-disturbance/low-impact" by the British Columbia Department of Energy Mines and Petroleum Resources
(BCDM).

With respect to the mechanized trenching or diamond drilling a plan of operation will need to be filed with the BCDM. This plan will detail the extent, location and amount of surface disturbance for the trenching and/or drilling. As the amount of trenching and drilling (initially) will be limited, the permit should be issued within 30 days. We will be required to obtain a refundable bond in the amount of $3,000 - $5,000 (depending on the anticipated amount of disturbance). The bond is to ensure that we reclaim or repair the disturbance caused by the trenching and drilling. Usually this reclaiming work entails filling in and smoothing the surface at trenching sites, clean up and removal of any work material, and seeding native grass/plants at the site of any disturbance.

In the event that trees larger than 6 inches in diameter need to be cut down, a permit will need to be obtained from the BC Ministry of Forests. This usually takes less than 30 days to obtain. We will try to adjust the areas we work at and trench around larger trees (initially) to avoid any disturbance to larger trees. If the disturbance to larger trees is unavoidable then a permit to cut will be obtained.

There are nominal costs involved in obtaining the BCDM or Forestry permits (less than $100.00). The bond required by the BCDM is returned (with interest) upon proper clean up of the site. There will be costs for the crew and equipment required to fill in the trenches etc., but as heavy equipment is available locally, and the amount of disturbance is expected to be minimal, the costs will be most likely be less than $2,500.

All claims staked in British Columbia require $0.40 per hectare worth of assessment work to be undertaken in year 1 through 3, followed by $0.80 per hectare per year thereafter. In order to retain title to the property exploration work costs must be recorded and filed with the British Columbia Department of Energy Mines and Petroleum Resources ("BCDM"). The BCDM charges a filing fee, based on the value of the work recorded, to record the work. To date we have recorded $5,800 in exploration and development work with the BCDM and paid $75.57 in BCDM filing fees.

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our products or services.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employee is our sole officer, Robert Woods. Mr. Woods currently devotes 5-7 hours per week to company matters. He will devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employee.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-B for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements, including filing Form 10-KSB annually and Form 10-QSB quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

RISK FACTORS

WE ARE AN EXPLORATION STAGE COMPANY BUT HAVE RECENTLY COMMENCED EXPLORATION ACTIVITIES ON OUR CLAIM. WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

     We have only recently commenced exploration on the Lookout Mineral Claim and received the Phase 1 report from the consulting geologist. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We have not earned any revenues. Investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production of minerals from the claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

WITHOUT FURTHER FUNDING WE WILL BE UNABLE TO IMPLEMENT OUR BUSINESS PLAN.

     Our current operating funds are less than necessary to complete the third phase of the exploration program on our mineral claim. We will need further funding to complete our business plan and we have not decided on the source of that funding. As of November 30, 2007, we had cash in the amount of $17,808. We currently do not have any operations and we have no income.

OUR INDEPENDENT AUDITOR HAS ISSUED AN AUDIT OPINION FOR WILSON CREEK MINING CORP. WHICH INCLUDES A STATEMENT DESCRIBING OUR GOING CONCERN STATUS. OUR FINANCIAL STATUS CREATES A DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN.

     As described in Note 6 of our accompanying financial statements, our lack of operations and any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with limited operations and revenues.

BECAUSE MANAGEMENT HAS NO TECHNICAL EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

     Our officer has no professional training or technical credentials in the field of geology. As a result, he may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. His decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

THERE IS THE RISK THAT OUR PROPERTY DOES NOT CONTAIN ANY KNOWN BODIES OF ORE RESULTING IN ANY FUNDS SPENT ON EXPLORATION BEING LOST.

     There is the likelihood of our mineral claim containing little or no economic mineralization or reserves of copper or other minerals. We have a geological report detailing previous exploration in the area, and the claim has been staked per British Columbia regulations. However; there is the possibility that the previous work was not carried out properly and our claim does not contain any reserves, resulting in any funds spent on exploration being lost.

IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON OUR MINERAL PROPERTY, WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO SUCCESSFULLY ADVANCE THE MINERAL CLAIMS INTO COMMERCIAL PRODUCTION.

     If our exploration program is successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the claim into commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of our claims and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. We may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible.

GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES MAY INCREASE COSTS AND OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

     There are several governmental regulations that materially restrict mineral claim exploration and development. Under Canadian mining law, engaging in certain types of exploration requires work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws will not affect our initial exploration phase, if we identify exploitable minerals and proceed to with excavation operations on the claim, we will incur regulatory compliance costs based upon the size and scope of our operations. In addition, new regulations could increase our costs of doing business and prevent us from exploring for and the exploitation of ore deposits. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

BASED ON CONSUMER DEMAND, THE GROWTH AND DEMAND FOR ANY ORE WE MAY RECOVER FROM OUR CLAIMS MAY BE SLOWED, RESULTING IN REDUCED REVENUES TO THE COMPANY.

     Our continued success will be dependent on the growth of demand for ore. If consumer demand slows our revenues may be significantly affected. This could limit our ability to generate revenues and our financial condition and operating results may be harmed.

BECAUSE OUR CURRENT OFFICER AND TWO DIRECTOR HAVE OTHER BUSINESS INTERESTS, THEY MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

     Mr. Robert Woods, the sole officer and a director of the company, currently devotes approximately 5-7 hours per week providing management services to us. Ms. Susana Gomez, a director of the company, currently devotes approximately 2 hours per week to us. While they presently possess adequate time to attend to our interests, it is possible that the demands on them from their other obligations could increase, with the result that they would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

ITEM 2. DESCRIPTION OF PROPERTY

We do not currently own any property. We are currently operating out of the offices of Susana Gomez, a director, at 108 Landis Avenue, Chula Vista, CA 91910. The premises are provided on a rent-free basis. Management believes the current premises are sufficient for its needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended November 30, 2007.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently listed for traded on the OTC Bulletin Board under the symbol "WCRE". There has been no active trading market.

Of the 3,500,000 shares of common stock outstanding as of November 30, 2007, 2,000,000 shares are owned by our officer and a director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

As of November 30, 2007, we have 3,500,000 Shares of $0.001 par value common stock issued and outstanding held by 27 shareholders of record.

The stock transfer agent for our securities is Fidelity Stock Transfer, Inc.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

SECTION RULE 15(g) OF THE SECURITIES EXCHANGE ACT OF 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

SECTION 16(a)

Based solely upon a review of Form 3 and 4 furnished by us under Rule 16a-3(d) of the Securities Exchange Act of 1934, we are not aware of any individual who failed to file a required report on a timely basis required by Section 16(a) of the Securities Exchange Act of 1934.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended November 30, 2007.

ITEM 6.  PLAN OF OPERATION

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $23,792 in expenses through November 30, 2007.

The following table provides selected financial data about our company for the years ended November 30, 2007 and 2006.

             Balance Sheet Data:          11/30/07          11/30/06
             -------------------          --------          --------

             Cash                          $17,808          $ 5,775
             Total assets                  $17,808          $ 5,775
             Total liabilities             $ 1,600          $   100
             Shareholders' equity          $16,208          $ 5,675

Cash provided by financing activities for the year ended November 30, 2007 was $30,000 resulting from the sale of 1,500,000 shares to 26 independent investors. Cash provided by financing since inception was $40,000, $10,000 from the sale of shares to our officer and the $30,000 resulting from the sale of our common stock to 26 independent investors

PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. The Company's actual results could differ materially from those discussed here.

Our current cash balance is $17,808. If we experience a shortage of funds, our directors have agreed to provide additional funding that will enable us to maintain a positive cash flow needed to pay for our current level of operating expenses over the next twelve months. There are no formal commitments or arrangements with our directors to advance or loan funds. There are no terms regarding repayment of any loan or capital contribution.

The field work of Phase 1 of the exploration program was completed in August 2007. The geologist, James McLeod, received the results from the assay lab and prepared his report. We are currently analyzing his report and recommendations. The cost of the Phase 1 program was $5,950 and included detailed prospecting and mineralization mapping and hand trenching to obtain clean, fresh samples.

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

The above program costs are management's estimates and the actual project costs may exceed our estimates.

We will require additional funding to proceed with the Phase 3 exploration work on the claim, we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

In addition to the Phase 2 costs, we anticipate spending an additional $5,000 on professional fees, including fees payable in connection with complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $17,000. We anticipate commencing the second phase of our exploration program in spring 2008.

If the results of Phase 1 and 2 are favorable, we intend to proceed with Phase 3 of our exploration program if we are able to raise the funds necessary. The estimated cost of this program is $41,650 and will take approximately 2 weeks to complete and an additional two months for the consulting geologist to receive the results from the assay lab and prepare his report. Subject to financing, we anticipate commencing the third phase in summer 2008.

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

ITEM 7. FINANCIAL STATEMENTS.

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Wilson Creek Mining Corp.

I have audited the accompanying balance sheet of Wilson Creek Mining Corp. (A Exploration Stage Company) as of November 30, 2007 and 2006, and the related statement of operations, stockholders' equity and cash flows for the years ended November 30, 2007 and 2007 and for the period from September 20, 2006
(inception), to November 30, 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilson Creek Mining Corp., (A Exploration Stage Company) as of November 30, 2007 and 2006, and the results of its operations and cash flows the years ended November 30, 2007 and 2007 and from September 20, 2006 (inception), to November 30, 2006 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note # 6 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note # 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ George Stewart, CPA
------------------------------
Seattle, Washington
January 10, 2008

                            WILSON CREEK MINING CORP.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                           As of              As of
                                                                        November 30,       November 30,
                                                                            2007               2006
                                                                          --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $ 17,808           $  5,775
                                                                          --------           --------
TOTAL CURRENT ASSETS                                                        17,808              5,775
                                                                          --------           --------

                                                                          $ 17,808           $  5,775
                                                                          ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Loan From Director                                                      $  1,600           $    100
                                                                          --------           --------
TOTAL CURRENT LIABILITIES                                                    1,600                100

TOTAL LIABILITIES                                                            1,600                100

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares authorized;
   3,500,000 and 2,000,000 shares issued and outstanding as of
   November 30, 2007 and 2006 respectively                                   3,500              2,000
  Additional paid-in capital                                                36,500              8,000
  Deficit accumulated during exploration stage                             (23,792)            (4,325)
                                                                          --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                  16,208              5,675
                                                                          --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              17,808           $  5,775
                                                                          ========           ========


                       See Notes to Financial Statements

                            WILSON CREEK MINING CORP.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                       September 20, 2006
                                                                                           (inception)
                                                 Year Ended           Year Ended             through
                                                 November 30,         November 30,         November 30,
                                                    2007                 2006                 2007
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --

GENERAL & ADMINISTRATIVE EXPENSES                    19,467                4,325               23,792
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES             (19,467)              (4,325)             (23,792)
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $  (19,467)          $   (4,325)          $  (23,792)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $    (0.01)          $    (0.00)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        2,700,274            2,000,000
                                                 ==========           ==========


                       See Notes to Financial Statements

                            WILSON CREEK MINING CORP.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
          From September 20, 2006 (Inception) through November 30, 2007
--------------------------------------------------------------------------------

                                                                                           Deficit
                                                                                         Accumulated
                                                               Common       Additional     During
                                                Common          Stock         Paid-in     Exploration
                                                Stock          Amount        Capital        Stage         Total
                                                -----          ------        -------        -----         -----
BALANCE, SEPTEMBER 20, 2006                          --       $    --        $    --      $     --      $     --

Stock issued for cash on September 26, 2006
 @ $0.005 per share                           2,000,000         2,000          8,000                       10,000
                                             ----------       -------        -------      --------       --------
Net loss,  November 30, 2006                                                                (4,325)        (4,325)

BALANCE, NOVEMBER 30, 2006                    2,000,000         2,000          8,000        (4,325)         5,675
                                             ==========       =======        =======      ========       ========

Stock issued for cash on May 2, 2007
 @ $0.02 per share                              450,000           450          8,550                        9,000

Stock issued for cash on June 19, 2007
 @ $0.005 per share                           1,050,000         1,050         19,950                       21,000

Net loss,  November 30, 2007                                                               (19,467)       (19,467)
                                             ----------       -------        -------      --------       --------

BALANCE, NOVEMBER 30, 2007                    3,500,000       $ 3,500        $36,500      $(23,792)      $ 16,208
                                             ==========       =======        =======      ========       ========

                       See Notes to Financial Statements

                            WILSON CREEK MINING CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                   September 20, 2006
                                                                                                       (inception)
                                                                 Year Ended         Year Ended          through
                                                                 November 30,       November 30,       November 30,
                                                                    2007               2006               2007
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(19,467)          $ (4,325)          $(23,792)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
     Loan From Director                                              1,500                100              1,600
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (17,967)            (4,225)           (22,192)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                           1,500              2,000              3,500
  Additional paid-in capital                                        28,500              8,000             36,500
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       30,000             10,000             40,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     12,033              5,775             17,808

CASH AT BEGINNING OF PERIOD                                          5,775                 --                 --
                                                                  --------           --------           --------

CASH AT END OF YEAR                                               $ 17,808           $  5,775           $ 17,808
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                                                              $     --
                                                                                                        ========
  Income Taxes                                                                                          $     --
                                                                                                        ========


                       See Notes to Financial Statements

                            WILSON CREEK MINING CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           NOVEMBER 30, 2007 AND 2006


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

                            WILSON CREEK MINING CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           NOVEMBER 30, 2007 AND 2006


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

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended November 30, 2007 AND 2006 represents the minimum state income tax expense of the Company, which is not considered significant.

                            WILSON CREEK MINING CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           NOVEMBER 30, 2007 AND 2006


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

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $ 23,792 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

While the Company is seeking additional capital, Mr. Woods has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balance due Mr. Woods was $1,600 and $100 on November 30, 2007 and 2006 respectively.

                            WILSON CREEK MINING CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           NOVEMBER 30, 2007 AND 2006


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

As of November 30, 2007 the Company had 3,500,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of November 30, 2007:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 3,500,000 shares issued and outstanding.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 8A - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The officer and directors of Wilson Creek Mining Corp., whose one year term will expire on 10/01/08, or at such a time as their successors shall be elected and qualified are as follows:

Name & Address               Age   Position    Date First Elected  Term Expires
--------------               ---   --------    ------------------  ------------
Robert Woods                  61   President,        9/20/06         10/01/08
510 First Street #1005             Secretary,
San Diego, CA  92101               Treasurer,
                                   CFO, CEO &
                                   Director

Susana Gomez                  43   Director          3/27/07         10/01/08
108 Landis Avenue
Chula Vista, CA  91910

Each of the foregoing persons is a promoter of Wilson Creek Mining Corp., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Mr. Woods currently devotes 5-7 hours per week to company matters. Mr. Woods will devote as much time as the board of directors deems necessary to manage the affairs of the company. Ms. Gomez currently devotes 2 hours per week to company matters.

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

RESUMES

Mr. Woods has been the owner and operator of a Charter Company, Construction Company and Brew Pub since 1989. Mr. Woods from 1971-1989 was an Institutional Equity Trader for Richardson Securities; McLeod Young & Weir; Gardiner Watson; Levesque Beauvien and Dean Witter.

Ms. Gomez has been the owner and operator of Susana Gomez Cleaning Services since 1984. The company provides cleaning and maintenance services for both residential and commercial clients.

CODE OF ETHICS

Our board of directors adopted our code of ethical conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

     * Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
     * Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
     *    Compliance with applicable governmental laws, rules and regulations;
     * The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and
     *    Accountability for adherence to the Code.

ITEM 10 - EXECUTIVE COMPENSATION

Our current officer receives no compensation. The current Board of Directors is comprised of Mr. Woods and Ms. Gomez.

                           Summary Compensation Table

                                                 Other
Name &                                           Annual      Restricted                            All Other
Principal                                       Compen-        Stock         Options      LTIP      Compen-
Position         Year    Salary($)   Bonus($)   sation($)    Award(s)($)     SARs(#)   Payouts($)  sation($)
--------         ----    ---------   --------   ---------    -----------     -------   ----------  ---------
R Woods          2007       -0-         -0-        -0-           -0-           -0-         -0-        -0-
President        2006       -0-         -0-        -0-           -0-           -0-         -0-        -0-

S Gomez          2006       -0-         -0-        -0-           -0-           -0-         -0-        -0-
Director

There are no current employment agreements between the company and its executive officer.

On September 20, 2006, a total of 2,000,000 shares of common stock were issued to Mr. Woods in exchange for cash in the amount of $10,000 U.S., or $.005 per share.

The terms of this stock issuances was as fair to the company, in the opinion of the board of directors, as could have been made with an unaffiliated third party.

Mr. Woods currently devotes approximately 5-7 hours per week to manage the affairs of the company. Mr. Woods has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the ownership of Wilson Creek Mining Corp. voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this report:

          Name of                        No. of            Percentage
     Beneficial Owner (1)                Shares           of Ownership:
     --------------------                ------           -------------

     Robert Woods                      2,000,000               57%

     Susana Gomez                              0                0%

     All Officers and
     Directors as a Group              2,000,000               57%

----------
(1) The persons named may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended.

ITEM 13 - EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                   Description
     ------                   -----------

       3(i)          Articles of Incorporation*
       3(ii)         Bylaws*
      31             Sec. 302 Certification of CEO/CFO
      32             Sec. 906 Certification of CEO/CFO

----------
* Included in our SB-2 filing under Commission File Number 333-140143.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The total fees charged to the company for audit services, including interim reviews, were $6,300 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended November 30, 2007.

For the year ended November 30, 2006, the total fees charged to the company for audit services, including interim reviews, were $Nil, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Robert Woods                                                January 30, 2008
-------------------------------------                           ----------------
Robert Woods, President and Director                                  Date
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer)


/s/ Susana Gomez                                                January 30, 2008
-------------------------------------                           ----------------
Susana Gomez, Director                                                Date