Form 10QSB
period 2008-02-29
Wilson Creek Mining Corp.
filed 2008-04-14
CIK 1377145

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the Period ended February 29, 2008

Commission File Number 333-1140143

WILSON CREEK MINING CORP.
(Name of small business issuer in its charter)
Nevada	11-3790847
(State of incorporation)	(IRS Employer ID Number)

30 East 29th Street, Suite 204
New York, NY 10016
(212)686-1515
(Address and telephone number of principal executive offices)

30 East 29th Street, Suite 204
New York, NY 10016
Phone (212)686-1515
(Name, address and telephone number of agent for service)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 3,500,000 shares of Common Stock outstanding as of February 29, 2008.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended February 29, 2008, prepared by the company, immediately follow.

WILSON CREEK MINING CORP.
(An Exploration Stage Company)
UNAUDITED

	As of Feb. 29	As of Nov. 30
	2008	2007
ASSETS
Current Assets
Cash	$-	$17,808

Total Current Assets	-	17,808

	$-	$17,808

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	175	-
Loans From Director	-	1,600

Total Current Liabilities	175	1,600

Total Liabilities	175	1,600

Stockholders' Equity (Deficit)
Common stock, ($0.001 par value,
75,000,000 shares
authorized; 3,500,000 shares issued and
outstanding as of
February 29, 2008 and November 30, 2007
respectively)	3,500	3,500
Additional paid-in capital	36,500	36,500
Deficit accumulated during exploration
stage	(40,175)	(23,792)

Total Stockholders' Equity (Deficit)	(175)	16,208

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY
(DEFICIT)	$-	$17,808

See Accompanying Notes

WILSON CREEK MINING CORP.
(An Exploration Stage Company)
Statements of Operations
UNAUDITED

	Three Months Ended	Three Months Ended	September 20, 2006 (inception) through
	February 29,	February 28,	February 29,
	2008	2007	2008
Revenues

Revenues	$-	$-	$-

Total Revenues	-	-	-

Operating Costs
Administrative Expenses	16,383	4,773	40,175

Total Operating Costs	16,383	4,773	40,175

Net Income (Loss)	$(16,383)	$(4,773)	$(40,175)

Basic earnings (loss) per share	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	3,500,000	2,000,000

See Accompanying Notes

WILSON CREEK MINING CORP.
(An Exploration Stage Company)
Statements of Cash Flows
UNAUDITED

	Three Months Ended	Three Months Ended	September 20, 2006 (inception) through
	February 29,	February 28,	February 29,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(16,383)	$(4,773)	$(40,175)
Adjustments to reconcile net loss to net
cash provided by (used in) operating
activities:

Changes in operating assets and
liabilities:

Increase (decrease) in Accounts Payable	175		175

Increase (decrease) in Due to Director	(1,600)		-

Net cash provided by (used in) operating
activities	(17,808)	(4,773)	(40,000)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of equipment	-	-	-

Net cash provided by (used in) investing
activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	-	-	3,500
Additional paid-in capital	-	-	36,500

Net cash provided by (used in) financing
activities	-	-	40,000

Net increase (decrease) in cash	(17,808)	(4,773)	-

Cash at beginning of period	17,808	5,775	-

Cash at end of period	$-	$1,002	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

See Accompanying Notes

WILSON CREEK MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
February 29, 2008

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Wilson Creek Mining Corp. (the Company) was incorporated on September 20, 2006 under the laws of the State of Nevada. The Company has historically been primarily engaged in the acquisition and exploration of mining properties.

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. A change of control of the Company occurred in January 31, 2008. As a result the management of the Company has changed. Management is in the process of developing a new business plan. It is unlike the Company will continue its current business.

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

Depreciation, Amortization and Capitalization

The Company records depreciation and amortization when appropriate using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years). Expenditures for maintenance and repairs are expensed as incurred. Additions, major renewals and replacements

WILSON CREEK MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
February 29, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

That increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation, is removed from the appropriate accounts and the resultant gain or loss is included in net income.

Income Taxes

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, "Accounting for Income Taxes". Under Statement 109, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that the Company will not realize the tax assets through future operations.

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

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended February 29, 2008 and 2007 represents the minimum state income tax expense of the Company, which is not considered significant.

WILSON CREEK MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
February 29, 2008

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any litigation.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

NOTE 6 - GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses.

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $ 40,175 since its inception and requires capital for any operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated business plan, future operations , and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 - RELATED PARTY TRANSACTIONS

Engin Yesil, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available; thus, he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

While the Company sought additional capital, a former officer Mr. Woods had advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balance due Mr. Woods was $ 0 and $1,600 on February 29, 2008 and November 30, 2007 respectively.

During the first quarter, the Company paid Claridge and Associates, an affiliate of Mr. Woods $11,718 in consulting fees related to administration services connected with the change of control of the Company which occurred in January, 2008.

NOTE 8 - STOCK TRANSACTIONS

Transactions, other than employees’ stock issuance, are in accordance with paragraph 8 of SFAS 123 “Share Based Payment”. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees’ stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

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

As of February 29, 2008 the Company had 3,500,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of February 29, 2008:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 3,500,000 shares issued and outstanding.

NOTE 10 - CHANGE OF CONTROL

On January 31, 2008 pursuant to a Stock Purchase Agreement, Robert Woods, the sole officer and a Director sold a total of 2,000,000 shares of common stock to Tricon Holdings, LLC, a Florida limited liability company. The total consideration for the shares was $ 75,000, which was paid from Tricon Holdings own funds. In subsequent transactions, Tricon Holdings acquired an additional 1,257,000 shares of the common stock. As a result of all these transactions, Tricon Holdings now owns an aggregate of 93% of the shares of issued and outstanding common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $16,383 for the three months ended February 29, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. These expenses were substantially higher than in the corresponding period of our previously fiscal year due to $11,718 of consulting fees accrued in connection with the change in control of the Company which occurred on January 21, 2008.

Our net loss from inception through February 29, 2008 was $40,175.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at February 29, 2008 was $0. During the quarter ended August 31, 2007 we closed our offering with total proceeds of $30,000. If we experience a shortage of funds we may utilize funds from our director who has informally agreed to advance funds to allow us to pay for fees associated with filing our periodic reports and correspondence with our shareholders, however our director has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

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

PLAN OF OPERATION

As a result of the change in control of the Company which occurred on January 31, 2008, our management has changed. Our new officer and Director is developing a new business plan for the Company. It is unlikely the Company will continue its previous business.

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of February 28, 2008 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our November 30, 2006 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-140143.

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
Registration Statement, filed under SEC File Number 333-140143, at the SEC website at www.sec.gov:

Exhibit No.	Description
3.1	Articles of Incorporation*

3.2	Bylaws*

31	Sec. 302 Certification of Principal Executive Officer and Principle Finanacial Officer

32	Sec. 906 Certification of Principal Executive Officer and Principle Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wilson Creek Mining Corp., Registrant

April 14, 2008	By:	/s/ Engin Yesil
Engin Yesil, President and acting Chief Accounting Officer