Form 10QSB
period 2008-05-31
Wilson Creek Mining Corp.
filed 2008-07-15
CIK 1377145

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the Period ended May 31, 2008

Commission File Number 333-1140143

WILSON CREEK MINING CORP.
(Name of small business issuer in its charter)
Nevada	11-3790847
(State of incorporation)	(IRS Employer ID Number)

30 East 29 th Street, Suite 204
New York, NY 10016
(212)686-1515
(Address and telephone number of principal executive offices)

30 East 29 th Street, Suite 204
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

There were 3,500,000 shares of Common Stock outstanding as of May 31, 2008.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended May 31, 2008, prepared by the company, immediately follow.

WILSON CREEK MINING CORP.
(An Exploration Stage Company)
UNAUDITED

	May 31,	Nov. 30
	2008	2007

ASSETS

Current Assets
Cash	$-	$17,808

Total Current Assets	-	17,808

	$-	$17,808

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	1,675	-
Loans From Director	1,577	1,600

Total Current Liabilities	3,252	1,600

Total Liabilities	3,252	1,600

Stockholders' Equity (Deficit)
Common stock, ($0.001 par value, 75,000,000 shares
authorized; 3,500,000 shares issued and outstanding as of
May 31, 2008 and November 30, 2007 respectively)	3,500	3,500
Additional paid-in capital	36,500	36,500
Deficit accumulated during exploration stage	(43,252)	(23,792)

Total Stockholders' Equity (Deficit)	(3,252)	16,208

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$-	$17,808

See Accompanying Notes

WILSON CREEK MINING CORP.
(An Exploration Stage Company)
Statements of Operations
UNAUDITED

					September 20, 2006
	Three Months	Three Months	Six Months	Six Months	(inception)
	Ended	Ended	Ended	Ended	through
	May 31,	May 31,	May 31,	May 31,	May 31,
	2008	2007	2008	2007	2008

Revenues

Revenues	$-	$-	$-	$-	$-

Total Revenues	-	-	-	-	-

Operating Costs
Administrative Expenses	3,077	2,165	19,460	6,938	43,252

Total Operating Costs	3,077	2,165	19,460	6,938	43,252

Net Income (Loss)	$(3,077)	$(2,165)	$(19,460)	$(6,938)	$(43,252)

Basic earnings (loss) per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of
common shares outstanding	3,500,000	2,146,739	3,500,000	2,074,176

WILSON CREEK MINING CORP.
(An Exploration Stage Company)
Statements of Cash Flows
UNAUDITED
			September 20, 2006
	Six Months	Six Months	(inception)
	Ended	Ended	through
	May 31,	May 31,	May 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(19,460)	$(6,938)	$(43,252)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Changes in operating assets and liabilities:
Increase (decrease) in Accounts Payable	1,675		1,675
Increase (decrease) in Due to Director	(23)	1,500	1,577

Net cash provided by (used in) operating activities	(17,808)	(5,438)	(40,000)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of equipment	-	-	-

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock		450	3,500
Additional paid-in capital		8,550	36,500

Net cash provided by (used in) financing activities	-	9,000	40,000

Net increase (decrease) in cash	(17,808)	3,562	-

Cash at beginning of period	17,808	5,775	-

Cash at end of period	$-	$$9,337	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

See Accompanying Notes

WILSON CREEK MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
May 31, 2008

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
May 31, 2008

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

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended May 31, 2008 and 2007 represents the minimum state income tax expense of the Company, which is not considered significant.

WILSON CREEK MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
May 31, 2008

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

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $ 43,252 since its inception and requires capital for any operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated business plan, future operations , and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 - RELATED PARTY TRANSACTIONS

Engin Yesil, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available; thus, he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

While the Company sought additional capital, a former officer Mr. Woods had advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balance due Mr. Woods was $ 0 and $1,600 on May 31, 2008 and November 30, 2007, respectively. In the second quarter of this year, Mr. Engin Yesil (the Company’s sole officer and director), advanced 1,577 to the Company to pay for costs incurred by it. The total amount of this advance remained outstanding on May 31, 2008.

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

As of May 31, 2008 the Company had 3,500,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of May 31, 2008:

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

We incurred operating expenses of 3,077 for the three months ended May 31, 2008 and $19,460 for the six months ended on May 31, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. These expenses were substantially higher during the period ended February 29, 2008 than in the corresponding period of our previously fiscal year due to $11,718 of consulting fees accrued in connection with the change in control of the Company which occurred on January 21, 2008.

Our net loss from inception through May 31, 2008 was $43,252.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at May 31, 2008 was $0. During the quarter ended August 31, 2007 we closed our offering with total proceeds of $30,000. If we experience a shortage of funds we may utilize funds from our sole officer and director who has informally agreed to advance funds to allow us to pay for fees associated with filing our periodic reports and correspondence with our shareholders, however our director has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

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

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of May 31, 2008 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our November 30, 2007 audited financial statements and notes thereto, which can be found in our Form 10-K 5B filed on January 31, 2008 on the SEC website at www.sec.gov.

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

Wilson Creek Mining Corp., Registrant

July 14, 2008	By:	/s/ Engin Yesil
Engin Yesil, President and acting Chief Accounting Officer