Form 10KSB
period 2008-11-30
Wilson Creek Mining Corp.
filed 2009-02-24
CIK 1377145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ Annual report pursuant to Section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended

November 30, 2008.

☐ Transition report under Section 13 or 15(d) of the securities exchange act of 1934

WILSON CREEK MINING CORP.
(Exact name of small business issuer in its charter)

Nevada	333-140143	11-3790847
(State or other jurisdiction of	(Commission File Number)	(IRS Employer Identification No.)
incorporation or organization)

c/o Core Development Holdings
1080 N W 163rd Drive
Miami, Florida 33169
____________________
(Address of principal executive offices)

(305) 430-9113
Issuer’s telephone number:

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒

Indicate by check mark whether the registrant is a shell company (Rule 12b-2 of the Exchange Act) ☒ Yes ☐ No

State issuer’s revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold:
$30,000 (1,500,000 common shares @ $0.02 per share)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
As of February 15, the issuer had 3,500,000 shares of common stock issued and outstanding.

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

Wilson Creek Mining Corp. (the Company) was incorporated on September 20, 2006 under the laws of the State of Nevada.  The Company has historically been primarily engaged in the acquisition and exploration of mining properties.  A change of control of the Company occurred in January 31, 2008. As a result the management of the Company has changed. Management expects to develop a new business plan. It is unlike the Company will continue its current business.

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.There is the likelihood of our mineral claim containing little or no economic mineralization or reserves of copper and other minerals.

General Information

The one property in the Company’s portfolio was the Lookout Mineral Claim, comprised of 9 contiguous cells totaling 560 acres.  The Lookout Mineral Claim was staked on September 17, 2006 using the British Columbia Mineral Titles Online computer Internet system and was assigned Tenure No. 541219.

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

The Lookout property has not undergone any detailed ground exploration work including rock or soil geochemistry.  We have not carried out any exploration work on the claim and have incurred no exploration costs.  The Company expects to abandon this claim.  A change of control of the Company occurred in January 31, 2008. As a result the management of the Company has changed. Management expects to develop a new business plan. It is unlike the Company will continue its current business.

There is not a plant or any equipment currently located on the property.

Acquisition of the Mineral Claim

The Lookout Mineral Claim was staked using the British Columbia Mineral Titles Online computer Internet system and is assigned Tenure Number 541219.  The date of record is September 17, 2006 and the claim was in good standing as of September 17, 2008.  The mineral claim is held in trust for the Company by its President/Director, Mr. Robert Woods, FMC (Free Miner's Certificate) #202812.  To obtain a Free Miner’s Certificate, which is required to hold a mining claim in British Columbia, Section 8(1) of the B.C. Mineral Tenure Act (MTA) stipulates that a corporation must be registered under the British Columbia Business Corporations Act.  Section 8(2) of the MTA stipulates that an individual applicant must either be a resident of Canada or be authorized to work in Canada.  As the corporation is not registered in British Columbia the claim is held in trust for the company by Mr. Woods, a Canadian citizen.  The Company expects to abandon this claim.

Requirements or Conditions for Retention of Title

All claims staked in British Columbia require $0.40 per hectare worth of assessment work to be undertaken in year 1 through 3 ($91 for our property), followed by $0.80 per hectare per year thereafter ($182 for our property).  In order to retain title to the property exploration work costs must be recorded and filed with the British Columbia Department of Energy Mines and Petroleum Resources (“BCDM”).  The BCDM charges a filing fee, based on the value of the work recorded, to record the work.  To date we have recorded $5,800 in exploration and development work with the BCDM and paid $75.57 in BCDM filing fees.  The Company does not intend to expend any funds on this claim which it expects to abandon.

The claim area ranges in elevation from 2,850' to 4945' mean sea level on Mt. Hamilton the highest point in the area. The physiographic setting of the property can be described as rounded, mountain terrain that has been altered both by erosion and the depositional effects of glaciations. Thickness of drift cover in the valleys may vary considerably.

Competition

We do not compete directly with anyone for the exploration or removal of minerals from our property as we have held all interest and rights to the claim.  We likely will face competition with respect to any new business we initiate.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding.

Reorganizations, Purchase or Sale of Assets

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Compliance with Government Regulation

We intended to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in British Columbia specifically.  However, we expect to change our business and potentially may be required to comply with government regulation which apply to our new business.

Patents, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts.  We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

Need for Government Approval for its Products or Services

We are not required to apply for or have any government approval for products or services at this time.

Research and Development Costs during the Last Two Years

We have not expended funds for research and development costs since inception.

Employees and Employment Agreements

Our only employee is our sole officer, Engin Yesil.  He will devote as much time as is necessary to manage the affairs of the company.  There are no formal employment agreements between the company and our current employee.

Reports to Securities Holders

We provide an annual report that includes audited financial information to our shareholders.  We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934.  We are subject to disclosure filing requirements, including filing Form 10K-SB annually and Form 10Q-SB quarterly.  In addition, we will file Form 8K and other proxy and information statements from time to time as required.  The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

RISK FACTORS

We are an exploration stage company, have recently commenced exploration activities on our claim but expect to abandon this business.  We expect to incur operating losses for the foreseeable future.

A change of control of the Company occurred in January 31, 2008. As a result the management of the Company has changed. Management expects to develop a new business plan. It is unlike the Company will continue its current business.  Accordingly, we have no way to evaluate the likelihood that any business we commence will be successful. While have not earned any revenues.  While we expect to initiate a new business, there is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations.

Without further funding we will be unable to implement any business plan we develop.

As of November 30, 2008, we had no cash or liquid Assets.  We currently do not have any operations and we have no income.

Our independent auditor has issued an audit opinion for Wilson Creek Mining Corp. which includes a statement describing our going concern status.  Our financial status creates a doubt whether we will continue as a going concern.

As described in Note 6 of our accompanying financial statements, our lack of operations and any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern.  If we do not initiate a new business plan or if any plan we create does not work, we could remain as a start-up company with limited operations and revenues or may be required to cease operating entirely.

Because our current officer and director has other business interests, he may not be able or willing to devote a sufficient amount of time to develop a new business plan.

Mr. Engin Yesil, the sole officer and a director of the company, has many business interests.  It is possible that the demands on him from other obligations may result in his having insufficient time to develop a business plan for the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

We do not currently own any property.  We are currently operating out of the offices at c/o Core Development Holdings, 1080 N W 163rd Drive, Miami, Florida 33169.  The premises are provided on a rent-free basis.  Management believes the current premises are sufficient for its needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended November 30, 2008.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently listed for traded on the OTC Bulletin Board under the symbol “WCRE”.  There has been no active trading market.

Of the 3,500,000 shares of common stock outstanding as of November 30, 2007, 3,257,000 shares are owned by an entity controlled by our sole officer and a director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

As of November 30, 2008, we have 3,500,000 Shares of $0.001 par value common stock issued and outstanding held by 28 shareholders of record.

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

Section 16(a)

Because we do not have any securities registered under the Securities Exchange Act of 1934, our executive officers, principal shareholders and members of our Board of Directors are generally not required to file reports required by Section 16(a) of the Securities Exchange Act of 1934.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended November 30, 2008.

ITEM 6.  PLAN OF OPERATION

Results of Operations

We have generated no revenues since inception and have incurred $60,285 in expenses through November 30, 2008.

The following table provides selected financial data about our company for the years ended November 30, 2008 and 2007.

Balance Sheet Data:	11/30/07	11/30/08

Cash	$17,808	$-0-
Total assets	$17,808	$-0-
Total liabilities	$1,600	$20,285
Shareholders' equity	$16,208	$(20,285)

Cash provided by financing activities for the year ended November 30, 2008 was $0.  Cash provided by financing since inception was $40,000, $10,000 from the sale of shares to our officer and the $30,000 resulting from the sale of our common stock to 26 independent investors

Plan of Operation

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

Our current cash balance is $0.  We expect to experience a shortage of funds.  Our sole director and officer has been lending us funds to enable us to pay our operating expenses.  There are no formal binding commitments or binding arrangements with our sole officer director to advance or loan funds.  There are no terms regarding repayment of any loans or capital contribution.  If our sole officer and director does not continue to advance us the funds necessary to enable us to pay our expenses, we will not be able to continue.

Results of Operation

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $36,493 for the twelve months ended November 30, 2008 and $19,463 for the twelve months ended on November 7, 2007. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. These expenses were substantially higher during the period ended November 30, 2008 than in our previously fiscal year due to $11,718 of consulting fees accrued in connection with the change in control of the Company which occurred on January 21, 2008.

Our net loss from inception through November 30, 2008 was $60,285.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

Liquidity and Capital Resources

Our cash balance at November 30, 2008 was $0. During the quarter ended August 31, 2007 we closed our offering with total proceeds of $30,000. If we experience a shortage of funds we may utilize funds from our sole officer and director who has informally agreed to advance funds to allow us to pay for fees associated with filing our periodic reports and correspondence with our shareholders, however our director has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

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

Plan of Operation

As a result of the change in control of the Company which occurred on January 31, 2008, our management has changed. Our new officer and Director expects to develop a new business plan for the Company. It is unlikely the Company will continue its previous business.

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

Mineral Property Acquisition and Exploration Costs

The Company has expensed all costs related to the acquisition and exploration of mineral properties in which it has secured exploration rights prior to establishment of proven and probable reserves. The Company never established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed.

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
2301 SOUTH JACKSON STREET, SUITE 101-G
SEATTLE, WASHINGTON 98144
(206) 328-8554  FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Wilson Creek Mining Corp.

I have audited the accompanying balance sheet of Wilson Creek Mining Corp. (A Exploration Stage Company) as of November 30, 2008 and 2007, and the related statement of operations, stockholders’ equity and cash flows for the years ended November 30, 2008 and 2007 and for the period from September 20, 2006 (inception), to November 30, 2008.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilson Creek Mining Corp., (A Exploration Stage Company) as of November 30, 2008 and 2007, and the results of its operations and cash flows the years ended November 30, 2008 and 2007 and from September 20, 2006 (inception), to November 30, 2008 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note # 6 to the financial statements, the Company has had no operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note # 6.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ George Stewart

Seattle, Washington
February 13, 2009

WILSON CREEK MINING CORP.
(An Exploration Stage Company)
Balance Sheets

	Nov. 30	Nov. 30
	2008	2007

ASSETS

Current Assets
Cash	$-	$17,808

Total Current Assets	-	17,808

	$-	$17,808

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	3,935	-
Loans From Director	16,350	1,600

Total Current Liabilities	20,285	1,600

Total Liabilities	20,285	1,600

Stockholders' Equity (Deficit)
Common stock, ($0.001 par value, 75,000,000 shares authorized; 3,500,000 shares issued and outstanding as of November 30, 2008 and November 30, 2007 respectively)	3,500	3,500
Additional paid-in capital	36,500	36,500
Deficit accumulated during exploration stage	(60,285)	(23,792)

Total Stockholders' Equity (Deficit)	(20,285)	16,208

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$-	$17,808

See Accompanying Notes

WILSON CREEK MINING CORP.
(An Exploration Stage Company)
Statements of Operations

			September 20, 2006
	Year	Year	(inception)
	Ended	Ended	through
	November 30,	November 30,	November 30,
	2008	2007	2008

Revenues

Revenues	$-	$-	$-

Total Revenues	-	-	-

Operating Costs
Administrative Expenses	36,493	19,467	60,285

Total Operating Costs	36,493	19,467	60,285

Net Income (Loss)	$(36,493)	$(19,467)	$(60,285)

Basic earnings (loss) per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	3,500,000	2,700,274

See Accompanying Notes

WILSON CREEK MINING CORP.
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity
From September 20, 2006 (Inception) through November 30, 2008

				Deficit
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Exploration
	Stock	Amount	Capital	Stage	Total

Balance, September 20, 2006	-	$-	$-	$-	$-

Stock issued for cash on September 26, 2006 @ $0.005 per share	2,000,000	2,000	8,000		10,000

Net loss, November 30, 2006				(4,325)	(4,325)

Balance, November 30, 2006	2,000,000	$2,000	$8,000	$(4,325)	$5,675

Stock issued for cash on May 2, 2007 @ $0.02 per share	450,000	450	8,550		9,000

Stock issued for cash on June 19, 2007 @ $0.005 per share	1,050,000	1,050	19,950		21,000

Net loss, November 30, 2007				(19,467)	(19,467)

Balance, November 30, 2007	3,500,000	$3,500	$36,500	$(23,792)	$16,208

Net loss, November 30, 2008				(36,493)	(36,493)

Balance, November 30, 2008	3,500,000	$3,500	$36,500	$(60,285)	$(20,285)

WILSON CREEK MINING CORP.
(An Exploration Stage Company)
Statements of Cash Flows

			September 20, 2006
	Year	Year	(inception)
	Ended	Ended	through
	November 30,	November 30,	November 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(36,493)	$(19,467)	$(60,285)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Changes in operating assets and liabilities:
Increase (decrease) in Accounts Payable	3,935		3,935
Increase (decrease) in Due to Director	14,750	1,500	16,350

Net cash provided by (used in) operating activities	(17,808)	(17,967)	(40,000)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of equipment	-	-	-

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock		1,500	3,500
Additional paid-in capital		28,500	36,500

Net cash provided by (used in) financing activities	-	30,000	40,000

Net increase (decrease) in cash	(17,808)	12,033	-

Cash at beginning of period	17,808	5,775	-

Cash at end of period	$-	$17,808	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

See Accompanying Notes

WILSON CREEK MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2008 AND 2007

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

WILSON CREEK MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2008 AND 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

WILSON CREEK MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2008 AND 2007

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended November 30, 2008 and 2007 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any litigation.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

NOTE 6 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $ 60,285 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

WILSON CREEK MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2008 AND 2007

NOTE 7 – RELATED PARTY TRANSACTIONS

Engin Yesil, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available; thus, he may face a conflict in selecting between the Company and his other business opportunities.  The Company has not formulated a policy for the resolution of such conflicts.

While the Company sought additional capital, a former officer Mr. Woods had advanced funds to the Company to pay for any costs incurred by it.  These funds were interest free.  The balance due Mr. Woods was $ 0 and $1,600 on November 30, 2008 and November 30, 2007 respectively.  During the fiscal year, Mr. Engin Yesil (the Company’s sole officer and director) advanced $16,350 to the Company to pay for costs incurred by it.  The total amount of this advance remained outstanding on November 30, 2008.

NOTE 8 – STOCK TRANSACTIONS

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
NOVEMBER 30, 2008 AND 2007

On June 19, 2007 the Company issued a total of 1,050,000 shares of common stock to 23 individuals for cash in the amount of $0.02 per share for a total of $ 21,000.

As of November 30, 2008 the Company had 3,500,000 shares of common stock issued and outstanding.

NOTE 9 – STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of November 30, 2008:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 3,500,000 shares issued and outstanding.

NOTE 10 – CHANGE OF CONTROL

On January 31, 2008 pursuant to a Stock Purchase Agreement, Robert Woods, the sole officer and a Director sold a total of 2,000,000 shares of common stock to Tricon Holdings, LLC, a Florida limited liability company. The total consideration for the shares was $ 75,000, which was paid from Tricon Holdings own funds.  In subsequent transactions Tricon Holdings acquired an additional 1,257,000 shares of the common stock.  As a result of all these transactions, Tricon Holdings now owns an aggregate of 93% of the shares of issued and outstanding common stock.

Item 8 - Changes In and Disagreements with Accountants and Financial Disclosure

None.

Item 8A – Evaluation of Disclosure Controls and Procedures

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

Item 8A(T). Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that are intended to:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

2.
provide reasonable assurance that transactions are recorded as necessary to permit reparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended November 30, 2008. Management believes that internal control over financial reporting is effective.  There have not been any changes in our  internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during  the last fiscal quarter for the year ended November 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The foregoing report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Limitations on the Effectiveness of Internal Control

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost effective internal control system, financial reporting misstatements due to error or fraud may occur and may not be detected on a timely basis.

PART III

Item 9 – Directors, Executive Officers, Promoters and Control Persons

The sole officer and director of Wilson Creek Mining Corp., is:

Name & Address	Age	Position

Engin Yesil	45	President,
c/o Core Development Holdings		Director,
1080 N W 163rd Drive		Acting Principal
Miami, Florida 33169		Accounting Officer

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified.  Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Mr. Yesil expects to devote as much time as the board of directors deems necessary to manage the affairs of the company.

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

Resumes

Engin Yesil
President, Acting Principal Accounting Officer and Director

Mr. Yesil is 45 years old and has served as president and founder of a wide range of successful businesses. He founded his first business, Lens Express in 1986 and after successful operations, the Company was sold as the world's largest contact lens replacement service, which later became part of 1-800-CONTACS. In 1996, Mr. Yesil founded U.S.-based Core Development Holdings Corp., a real estate company of which he serves as President.

Code of Ethics

Our board of directors adopted our code of ethical conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

·	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
·	Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
·	Compliance with applicable governmental laws, rules and regulations;
·	The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and
·	Accountability for adherence to the Code.

Item 10 – Executive Compensation

Our current officer receives no compensation.  The current Board of Directors is comprised of Mr. Yesil.

Summary Compensation Table

Name & principle position	Year	Salary ($)	Bonus ($)	Other annual compen- sation ($)	Restricted stock awards ($)	Options SARs ($)	LTIP Payouts ($)	All other compen- sation ($)
R Woods	2008	-0-	-0-	-0-	-0-	-0-	-0-	$11,718
President,	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director(1)
Engin Yesil	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, Acting Principal Accounting Officer and Director

(1)  Mr. Woods served as our President until January 31, 2008, the date we experienced a change of control.  The compensation reflected as paid to Mr. Woods was paid to Claridge and Associates, an entity which we believe is controlled by Mr. Woods.

There are no current employment agreements between the company and its executive officer.

Mr. Yesil has agreed to work with no remuneration until such time as the company initiates its new business.  At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

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

Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information on the ownership of Wilson Creek Mining Corp. voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this report:

Name of	No. of	Percentage
Beneficial Owner (1)	Shares	of Ownership:

Engin Yesil(2)	3,257,000	93%

All Officers and
Directors as a Group	3,257,000	93%

(1)  The person named may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended.
(2)  These shares are owned by Tricon Holding, LLC an entity controlled by Mr. Yesil.

Item 13 - Exhibits

The following exhibits are included with this filing:

Exhibit
Number	Description

3(i)	Articles of Incorporation*
3(ii)	Bylaws*
23.2	Consent of accounts for use of their reports
31	Sec. 302 Certification of CEO/CFO
32	Sec. 906 Certification of CEO/CFO

* Included in our SB-2 filing under Commission File Number 333-140143.

Item 14 – Principal Accountant Fees and Services

The total fees charged to the company for audit services, including interim reviews were $6,300, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended November 30, 2007.

For the year ended November 30, 2008, the total fees charged to the company for audit services, including interim reviews were $7,500, for audit-related services were $Nil, for tax services were $500 and for other services were $Nil.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Engin Yesil

Engin Yesil, President,	Date: February 20, 2009
Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer and Director