Form 10-Q
period 2009-02-28
Wilson Creek Mining Corp.
filed 2009-04-13
CIK 1377145

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the Period ended February 28, 2009

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

There were 3,500,000 shares of Common Stock outstanding as of April 10, 2009.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended February 28, 2009, prepared by the company, immediately follow.

WILSON CREEK MINING CORP.
(An Exploration Stage Company)
Balance Sheets

	Feb. 28	Nov. 30
	2009	2008
ASSETS

Current Assets
Cash	$-	$

Total Current Assets	-	-

	$-	$-

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	13,151	3,935
Loans From Director	18,595	16,350

Total Current Liabilities	31,746	20,285

Total Liabilities	31,746	20,285

Stockholders' Equity (Deficit)
Common stock, ($0.001 par value, 75,000,000 shares
authorized; 3,500,000 shares issued and outstanding as of
February 28, 2009 and November 30, 2008 respectively)	3,500	3,500
Additional paid-in capital	36,500	36,500
Deficit accumulated during exploration stage	(71,746)	(60,285)

Total Stockholders' Equity (Deficit)	(31,746)	(20,285)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

See Accompanying Notes

WILSON CREEK MINING CORP.
(An Exploration Stage Company)
Statements of Operations

			September 20, 2006
	Period	Period	(inception)
	Ended	Ended	through
	February 28,	February 29,	February 28,
	2009	2008	2009

Revenues

Revenues	$-	$-	$-

Total Revenues	-	-	-

Operating Costs
Administrative Expenses	11,461	16,383	71,746

Total Operating Costs	11,461	16,383	71,746

Net Income (Loss)	$(11,461)	$(16,383)	$(71,746)

Basic earnings (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	3,500,000	3,500,000

See Accompanying Notes

WILSON CREEK MINING CORP.
(An Exploration Stage Company)
Statements of Cash Flows

			September 20, 2006
	Period	Period	(inception)
	Ended	Ended	through
	February 28,	February 29,	February 28,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(11,461)	$(16,383)	$(71,746)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Changes in operating assets and liabilities:
Increase (decrease) in Accounts Payable	9,216	175	13,151
Increase (decrease) in Due to Director	2,245	(1,600)	18,595

Net cash provided by (used in) operating activities	-	(17,808)	(40,000)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of equipment	-	-	-

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock			3,500
Additional paid-in capital			36,500

Net cash provided by (used in) financing activities	-	-	40,000

Net increase (decrease) in cash	-	(17,808)	-

Cash at beginning of period	-	17,808	-

Cash at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

See Accompanying Notes

WILSON CREEK MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2009

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
FEBRUARY 28, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- CONTINUED

Per Share Information

The Company computes per share information by dividing the net loss for the period presented by the weighted average number of shares outstanding during such period.

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended February 28, 2009 and February 29, 2008 represents the minimum state income tax expense of the Company, which is not considered significant.

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

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $ 60,285 since its inception and requires capital for any operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated business plan, future operations  and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 - RELATED PARTY TRANSACTIONS

Engin Yesil, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available; thus, he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

While the Company sought additional capital, a former officer Mr. Woods had advanced funds to the Company to pay for any costs incurred by it. These funds were interest free. The balance due Mr. Woods was repaid in the first quarter of 2008.  Since February, 2008, Mr. Engin Yesil (the Company’s sole officer and director), advanced $18,595 to the Company to pay for costs incurred by it.  The total amount of this advance remained outstanding on February 28, 2009.

During the first quarter of the fiscal year ended February 29, 2008, the Company paid Claridge and Associates, an affiliate of Mr. Woods $11,718 in consulting fees related to administration services connected with the change of control of the Company which occurred in January, 2008.

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

As of April 10, 2009 the Company had 3,500,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of February 28, 2009:

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

We incurred operating expenses of $11,461 for the three months ended February 28, 2009 and $16,383 for the three months ended on February 28, 2009. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. These expenses were substantially higher during the period ended February 29, 2008 than in the corresponding period of our 2009 fiscal year due to $11,718 of consulting fees accrued in connection with the change in control of the Company which occurred on January 21, 2008.

Our net loss from inception through February 28, 2009 was $71,746.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at February 28, 2009 was $0. During the quarter ended August 31, 2007 we closed our offering with total proceeds of $30,000. If we experience a shortage of funds we may utilize funds from our sole officer and director who has informally agreed to advance funds to allow us to pay for fees associated with filing our periodic reports and correspondence with our shareholders, however our director has no formal commitment, arrangement or legal obligation to advance or loan funds to us.  Our sole officer and director has lent us $18,595 to date.

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

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of February 28, 2009 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our November 30, 2008 audited financial statements and notes thereto, which can be found in our Form 10-K 5B filed on February 24, 2009 on the SEC website at www.sec.gov.

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

MINERAL PROPERTY ACQUISITION AND EXPLORATION COSTS

The Company has expensed all costs related to the acquisition and exploration of mineral properties in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed.  Furthermore, this business has been discontinued.

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

Wilson Creek Mining Corp., Registrant

April 13, 2009	By:	/s/ Engin Yesil
Engin Yesil, President and acting Chief Accounting Officer