Form 10-K
period 2009-11-30
Wilson Creek Mining Corp.
filed 2010-03-11
CIK 1377145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual report pursuant to Section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended

November 30, 2009.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a shell company (Rule 12b-2 of the Exchange Act)     ☒ Yes ☐ No

State issuer’s revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold:
$4,860 (243,000 common shares @ $0.02 per share)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
As of March 10, 2010, the issuer had 3,500,000 shares of common stock issued and outstanding.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Table of Contents

WILSON CREEK MINING CORP.
FORM 10-K ANNUAL REPORT

Table of Contents

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General Information

We are an exploration stage company with no revenues and a limited operating history.  Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Wilson Creek Mining Corp. (the Company) was incorporated on September 20, 2006 under the laws of the State of Nevada.  Prior to January 31, 2008, the Company was primarily engaged in the acquisition and exploration of mining properties.  A change of control of the Company occurred on January 31, 2008. As a result, the management of the Company changed. Management expects to develop a new business plan. The Company will not continue its historic business.

The Company has been in the exploration stage since its formation and has not realized any revenues from operations. The Company has abandoned the mineral claim it formally owned.

The one property in the Company’s portfolio was the Lookout Mineral Claim, comprised of 9 contiguous cells totaling 560 acres.  The Lookout Mineral Claim was staked on September 17, 2006 using the British Columbia Mineral Titles Online computer Internet system and was assigned Tenure No. 541219.

The Lookout property was not the subject of any detailed ground exploration work including rock or soil geochemistry.  We did not carry out any exploration work on the claim and incurred no exploration costs.  The Company has abandoned this claim.  A change of control of the Company occurred in January 31, 2008. As a result the management of the Company changed. Management expects to develop a new business plan. The Company will not continue its historic business.

There is no plant or equipment currently owned by the Company.

Competition

We have no operations and therefore do not face any competition.  We will face competition with respect to any new business we initiate.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding.

Reorganizations, Purchase or Sale of Assets

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Compliance with Government Regulation

We will be required to comply with any government regulations which apply to any new business we initiate.

Patents, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts.

Need for Government Approval for its Products or Services

We have no business operations at the present time and are not required to apply for or have any government approvals for products or services at this time.

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

Reports to Securities Holders

We provide an annual report that includes audited financial information to our shareholders.  We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934.  We are subject to disclosure filing requirements, including filing Form 10-K annually and Forms 10-Q quarterly.  In addition, we will file Form 8K and other proxy and information statements from time to time as required.  The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1.A     RISK FACTORS

We are an exploration stage company, have recently commenced exploration activities on our claim but expect to abandon this business.  We expect to incur operating losses for the foreseeable future.

A change of control of the Company occurred in January 31, 2008. As a result the management of the Company has changed. Management expects to develop a new business plan. The Company will not continue its historic business.  We have not earned any revenues.  While we expect to initiate a new business, there is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations.

Without further funding we will be unable to implement any business plan we develop.

As of November 30, 2009, we had no cash or liquid Assets.  We currently do not have any operations and we have no income.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended November 30, 2009.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently listed for traded on the OTC Bulletin Board under the symbol “WCRE”.  There has been no active trading market.

Of the 3,500,000 shares of common stock outstanding as of November 30, 2009, 3,257,000 shares are owned by an entity controlled by our sole officer and a director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

As of November 30, 2009, we have 3,500,000 Shares of $0.001 par value common stock issued and outstanding held by 28 shareholders of record.

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

Because our common stock is considered a “penny stock”, a shareholder may have difficulty selling shares in the secondary trading market.

Our common stock is subject to certain rules and regulations relating to "penny stock" (generally defined as any equity security that has a price less than $5.00 per share, subject to certain exemptions). Broker-dealers who sell penny stocks are subject to certain "sales practice requirements" for sales in certain nonexempt transactions (i.e., sales to persons other than established customers and institutional "accredited investors"), including requiring delivery of a risk disclosure document relating to the penny stock market and monthly statements disclosing recent price information for the penny stocks held in the account, and certain other restrictions. For as long as our common stock is subject to the rules on penny stocks, the market liquidity for such securities could be significantly limited. This lack of liquidity may also make it more difficult for us to raise capital in the future through sales of equity in the public or private markets.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Section 16(a)

Because we do not have any securities registered under the Securities Exchange Act of 1934, our executive officer, principal shareholder and members of our Board of Directors are generally not required to file reports required by Section 16(a) of the Securities Exchange Act of 1934.

Recent Sales and Purchases of Equity Securities by the Issuer

There were no shares of common stock or other securities issued  by the issuer during the year ended November 30, 2009.

ITEM 6.  SELECTED FINANCIAL DATA

Since we are a smaller operating company, this item is not applicable to us.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTIONS

We have generated no revenues since inception and have incurred $85,448 in expenses through November 30, 2009.

The following table provides selected financial data about our company for the years ended November 30, 2009 and 2008.

Balance Sheet Data:	11/30/09	11/30/08

Cash	$-0-	$-0-
Total assets	$-0-	$-0-
Total liabilities	$45,448	$20,285
Shareholders' equity	$(45,448)	$(20,285)

Cash provided by financing activities for the year ended November 30, 2009 was $0.  Cash provided by financing since inception was $40,000, $10,000 from the sale of shares to our officer and the $30,000 resulting from the sale of our common stock to 26 independent investors.

Plan of Operation

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-K.  Except for the historical information contained herein, the discussion in this Form 10-K contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. The Company's actual results could differ materially from those discussed here.

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

We incurred operating expenses of $21,163 for the twelve months ended November 30, 2009 and $36,493 for the twelve months ended on November 7, 2008. These expenses consisted of administrative expenses related to our status as a public company and professional fees incurred in connection with the preparation and filing of our periodic reports. These expenses were substantially higher during the period ended November 30, 2008 than in 2009 due to $11,718 of consulting fees accrued in connection with the change in control of the Company which occurred on January 21, 2008.

Our net loss from inception through November 30, 2009 was $85,448.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we become an operating company. There is no assurance we will ever reach that point.

Liquidity and Capital Resources

Our cash balance at November 30, 2009 was $0. During the quarter ended August 31, 2007, we closed our offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-140143 which became effective on February 9, 2007, with total proceeds of $30,000. Those funds were expended in prior years and at this point we are dependent on advances from our sole officer and director who has informally agreed to advance funds to allow us to pay for fees associated with filing our periodic reports and correspondence with our shareholders.  Our sole officer and director has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

We have sold a total of $40,000 in equity securities to pay our expenses.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Plan of Operation

As a result of the change in control of the Company which occurred on January 31, 2008, our management has changed. Our new officer and Director expects to develop a new business plan for the Company. The Company will not continue its previous business.

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

Pro Forma Compensation Expense

No stock options have been issued by the Company Accordingly; no pro forma compensation expense is reported in these financial statements.

Mineral Property Acquisition and Exploration Costs

The Company has expensed all costs related to the acquisition and exploration of mineral properties in which it previously secured exploration rights prior to establishment of proven and probable reserves. The Company never established the commercial feasibility of any exploration prospects; therefore, all costs were expensed.  This business has been abandoned by the Company.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GEORGE STEWART, CPA
2301 SOUTH JACKSON STREET, SUITE 101-G
SEATTLE, WASHINGTON 98144
(206) 328-8554  FAX (206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Wilson Creek Mining Corp.

I have audited the accompanying balance sheet of Wilson Creek Mining Corp. (A Exploration Stage Company) as of November 30, 2009 and 2008, and the related statement of operations, stockholders’ equity and cash flows for the years ended November 30, 2009 and 2008 and for the period from September 20, 2006 (inception), to November 30, 2009.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilson Creek Mining Corp., (A Exploration Stage Company) as of November 30, 2009 and 2008, and the results of its operations and cash flows the years ended November 30, 2009 and 2008 and from September 20, 2006 (inception), to November 30, 2009 in conformity with generally accepted accounting principles in the United States of America.

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

/S/ George Stewart

Seattle, Washington
February 12, 2010

WILSON CREEK MINING CORP.
(An Exploration Stage Company)
Balance Sheets

	Nov. 30,	Nov. 30,
	2009	2008

ASSETS

Current Assets
Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$12,572	$3,935
Loans From Director	32,876	16,350

Total Current Liabilities	45,448	20,285

Total Liabilities	$45,448	$20,285

Stockholders' Equity (Deficit)
Common stock, ($0.001 par value, 75,000,000 shares
authorized; 3,500,000 shares issued and outstanding as of
November 30, 2009 and November 30, 2008 respectively)	$3,500	$3,500
Additional paid-in capital	36,500	36,500
Deficit accumulated during exploration stage	(85,448)	(60,285)

Total Stockholders' Equity (Deficit)	$(45,448)	$(20,285)

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

See Accompanying Notes

WILSON CREEK MINING CORP.
(An Exploration Stage Company)
Statements of Operations

			September 20, 2006
	Year	Year	(inception)
	Ended	Ended	through
	Nov. 30,	Nov. 30,	Nov. 30,
	2009	2008	2009

Revenues

Revenues	$-	$-	$-

Total Revenues	-	-	-

Operating Costs
Administrative Expenses	$25,163	$36,493	$85,448

Total Operating Costs	25,163	36,493	85,448

Net Income (Loss)	$(25,163)	$(36,493)	$(85,448)

Basic earnings (loss) per share	$(0.01)	$(0.01)

Weighted average number of
common shares outstanding	3,500,000	3,500,000

See Accompanying Notes

WILSON CREEK MINING CORP.
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity
From September 20, 2006 (Inception) through November 30, 2009

				Deficit
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Exploration
	Stock	Amount	Capital	Stage	Total

Balance, September 20, 2006	-	$-	$-	$-	$-

Stock issued for cash on September 26, 2006
@ $0.005 per share	2,000,000	2,000	8,000		10,000

Net loss, November 30, 2006				(4,325)	(4,325)

Balance, November 30, 2006	2,000,000	$2,000	$8,000	$(4,325)	$5,675

Stock issued for cash on May 2, 2007
@ $0.02 per share	450,000	450	8,550		9,000

Stock issued for cash on June 19, 2007
@ $0.005 per share	1,050,000	1,050	19,950		21,000

Net loss, November 30, 2007				(19,467)	(19,467)

Balance, November 30, 2007	3,500,000	$3,500	$36,500	$(23,792)	$16,208

Net loss, November 30, 2008				(36,493)	(36,493)

Balance, November 30, 2008	3,500,000	$3,500	$36,500	$(60,285)	$(20,285)

Net loss, November 30, 2009				(25,163)	(25,163)

Balance, November 30, 2009	3,500,000	$3,500	$36,500	$(85,448)	$(45,448)

WILSON CREEK MINING CORP.
(An Exploration Stage Company)
Statements of Cash Flows

			September 20, 2006
	Year	Year	(inception)
	Ended	Ended	through
	Nov. 30,	Nov. 30,	Nov. 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(25,163)	$(36,493)	$(85,448)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Changes in operating assets and liabilities:
Increase (decrease) in Accounts Payable	8,637	3,935	12,572
Increase (decrease) in Due to Director	16,526	14,750	32,876

Net cash provided by (used in) operating activities	-	(17,808)	(40,000)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of equipment	-	-	-

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock			3,500
Additional paid-in capital			36,500

Net cash provided by (used in) financing activities	-	-	40,000

Net increase (decrease) in cash	-	(17,808)	-

Cash at beginning of period	-	17,808	-

Cash at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

See Accompanying Notes

WILSON CREEK MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009 AND 2008

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Wilson Creek Mining Corp. (the Company) was incorporated on September 20, 2006 under the laws of the State of Nevada.  Prior to January 31, 2008, the Company was primarily engaged in the acquisition and exploration of mining properties.  The Company did not realize any revenue from these activities.

  A change of control of the Company occurred in January 31, 2008.  As a result the management of the Company has changed.  Management expects to develop a new business plan.  The Company abandoned its previous activity business.

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

Pro Forma Compensation Expense

No stock options have been issued by the Company. Accordingly, no pro forma compensation expense is reported in these financial statements.

Mineral Property Acquisition and Exploration Costs

The Company has expensed all costs related to the acquisition and exploration of mineral properties in which it secured exploration rights prior to establishment of proven and probable reserves. To date, the Company did not establish the commercial feasibility of any exploration prospects; therefore, all costs were expensed.  The Company has abandoned these activities.

WILSON CREEK MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009 AND 2008

Depreciation, Amortization and Capitalization

The Company records depreciation and amortization when appropriate using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years). Expenditures for maintenance and repairs are expensed as incurred.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Renewals and replacements that increase a property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation, is removed from the appropriate accounts and the resultant gain or loss is included in net income.

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

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. Historically, the Company's financial instruments have consisted primarily of cash and certain investments.

Investments

Investments that are purchased in other companies are valued at cost less any impairment in the value that is other than temporary in nature.

Per Share Information

The Company computes per share information by dividing the net loss for the period presented by the weighted average number of shares outstanding during such period.

WILSON CREEK MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009 AND 2008

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended November 30, 2009 and 2008 represents the minimum state income tax expense of the Company, which is not considered significant.

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $ 85,448 since its inception and requires capital for any operations to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of any contemplated business plan for operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

WILSON CREEK MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009 AND 2008

NOTE 7 – RELATED PARTY TRANSACTIONS

Engin Yesil, the sole officer and director of the Company is involved in other business opportunities and will likely engage in additional activities as they become available; thus, he may face a conflict in selecting between the Company and his other business opportunities.  The Company has not formulated a policy for the resolution of such conflicts.

While the Company sought additional capital, a former officer Mr. Woods had advanced funds to the Company to pay for any costs incurred by it.  These funds were advanced interest free.  The balance due Mr. Woods was $ 0 on November 30, 2008 and November 30, 2009, respectively.  Mr. Engin Yesil (the Company’s sole officer and director) advanced the Company $16,350 in the fiscal year ended November 30, 2008 and an additional $16,526 in the fiscal year ended November 30, 2009 to enable it to pay for expenses incurred by it.  The total amount of these advances in the amount of $32,876 remained outstanding on November 30, 2009.

NOTE 8 – STOCK TRANSACTIONS

Transactions, other than employees’ stock issuances, are in accordance with paragraph 8 of SFAS 123 “Share Based Payment”. Thus issuances shall be accounted for based on the fair value of the consideration received.  Transactions with employees’ stock issuances are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

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
NOVEMBER 30, 2009 AND 2008

On June 19, 2007 the Company issued a total of 1,050,000 shares of common stock to 23 individuals for cash in the amount of $0.02 per share for a total of $ 21,000.

As of November 30, 2009 the Company had 3,500,000 shares of common stock issued and outstanding.

NOTE 9 – STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of November 30, 2009:

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

Item 9 - Changes In and Disagreements with Accountants and Financial Disclosure

None.

Item 9A –Controls and Procedures

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

Item 9A(T). Controls and Procedures

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended November 30, 2009. Management believes that internal control over financial reporting is effective.  There have not been any changes in our  internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during  the last fiscal quarter for the year ended November 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The framework used by the Company with respect to internal control over financial control is as follows:  all bills are forwarded to the Company’s sole office and director for review and payment.  The bills are reviewed by the financial assistants of the Company’s sole officer and director before they are paid and are subsequently forwarded to an additional person for review and compilation prior to being included in the Company’s periodic reports, which are themselves examined by the Company’s independent auditors.  Since the Company has no operations, no revenues and very few expenses, all of which are payable to the same persons each reporting period, the Company believes this straight-forward control process is effective.  However, if the Company were to commence operations, engage in fund raising or other activities which increase the complexity of its financial reporting, management believes revised and improved internal controls will be required.

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

Item 9B.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The sole officer and director of Wilson Creek Mining Corp., is:

Name & Address	Age	Position

Engin Yesil	48	President,
c/o Core Development Holdings		Director,
1080 N W 163rd Drive		Acting Principal
Miami, Florida 33169		Accounting Officer

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

Resumes

Engin Yesil
President, Acting Principal Accounting Officer and Director

Mr. Yesil is 48 years old and has served as president and founder of a wide range of successful businesses. He founded his first business, Lens Express in 1986 and after successful operations, the Company was sold as the world's largest contact lens replacement service, which later became part of 1-800-CONTACS. In 1996, Mr. Yesil founded U.S.-based Core Development Holdings Corp., a real estate company of which he serves as President.

Information Concerning the Board of Directors, Board Committees and Corporate Governance

Board Composition

Our Board of Directors consists of one (1) director. Our Board has determined that it has no "independent directors" under the corporate governance rules and regulations of NASDAQ.

Committees of the Board

 Since the Company's common stock is quoted on the OTC Bulletin Board and as a result is not subject to exchange listing requirements, the Board has no immediate plans or need to establish an audit committee with a financial expert or a compensation committee to determine guidelines for determining the compensation of its executive officers or directors. For similar reasons, the Company has not established a nominating committee, or a written policy for considering recommendations from shareholders for candidates to serve as directors or with respect to communications from shareholders.

Code of Ethics

Our board of directors adopted our code of ethical conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

·	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
·	Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
·	Compliance with applicable governmental laws, rules and regulations;
·	The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and
·	Accountability for adherence to the Code.

Item 11.  Executive Compensation

Our current officer receives no compensation.  The current Board of Directors is comprised of Mr. Yesil.

Summary Compensation Table

Name & Principle position	Year	Salary ($)	Bonus ($)	Other annual compen- sation ($)	Restricted stock awards ($)	Options SARs ($)	LTIP Payouts ($)	All other compen- sation ($)

R Woods	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President,	2008	-0-	-0-	-0-	-0-	-0-	-0-	$11,718
Director(1)

Engin Yesil	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President,	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Acting Principal
Accounting Officer
and Director

(1)  Mr. Woods served as our President until January 31, 2008, the date we experienced a change of control.  The compensation reflected as paid to Mr. Woods was paid to Claridge and Associates, an entity which we believe is controlled by Mr. Woods.

There are no current employment agreements between the company and its executive officer.

Mr. Yesil has agreed to work with no remuneration until such time as the company initiates a new business.  At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

We have not compensated our Board members for their participation on the Board and do not have any standard or other arrangements for compensating them for such service.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Engin Yesil, the sole officer and director of the Company is involved in other business opportunities and will likely engage in additional activities as they become available; thus, he may face a conflict between selecting the Company and other persons when a possible business opportunity becomes available.  The Company has not formulated a policy for the resolution of such conflicts.

While the Company sought additional capital, a former officer, Mr. Woods had advanced funds to the Company to pay for any costs incurred by it.  These funds were advanced interest free.  The balance due Mr. Woods was $ 0 on November 30, 2008 and November 30, 2009, respectively.  Mr. Engin Yesil (the Company’s sole officer and director) advanced the Company $16,350 in the fiscal year ended November 30, 2008 and an additional $16,526 in the fiscal year ended November 30, 2009 to enable it to pay for costs incurred by it.  The total amount of these advances in the amount of $32,876 remained outstanding on November 30, 2009.

The following exhibits are included with this filing:

Exhibit
Number	Description

3(i)	Articles of Incorporation*
3(ii)	Bylaws*
14	Code of Ethics
23.2	Consent of accounts for use of their reports
31	Sec. 302 Certification of CEO/CFO
32	Sec. 906 Certification of CEO/CFO

* Included in our SB-2 filing under Commission File Number 333-140143.

Item 14.  Principal Accountant Fees and Services

Our Board of Directors was directly responsible for interviewing and retaining our independent accountant, considering the accounting firm's independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent accountant. Our Board did not delegate these responsibilities. During our 2009 and 2008 fiscal years, our Board of Directors pre-approved 100% of the services described below.

The total fees charged to the company for audit services, including interim reviews were $8,900, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended November 30, 2009.

For the year ended November 30, 2008, the total fees charged to the company for audit services, including interim reviews were $7,500, for audit-related services were $Nil, for tax services were $500 and for other services were $Nil.

Item 15.  Exhibits and Financial Statements Schedules.

The financial statements required by this item are provided in Item 8 of this report.

The following exhibits are included with this filing:

Exhibit
Number	Description

3(i)	Articles of Incorporation*
3(ii)	Bylaws*
14	Code of Ethics
23.2	Consent of accounts for use of their reports
31	Sec. 302 Certification of CEO/CFO
32	Sec. 906 Certification of CEO/CFO

* Included in our SB-2 filing under Commission File Number 333-140143.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Engin Yesil
Engin Yesil, President,	Date: March 11, 2010
Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer and Director