Form 10-Q
period 2010-08-31
Wilson Creek Mining Corp.
filed 2010-10-15
CIK 1377145

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 333-1140143

WILSON CREEK MINING CORP.
 (Exact name of registrant as specified in its charter)

Nevada	11-3790847
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)
c/o Core Development Holdings
1080 N W 163rd Drive
Miami, Florida 33169
 (Address of principal executive offices)

(305) 430-9113
(Registrant’s telephone number, including area code)

30 East 29 th Street, Suite 204
New York, NY 10016
Phone (212)686-1515
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐ .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐	Smaller reporting company ☒.
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,500,000 shares of common stock, par value $.0001 per share, outstanding as of October 12, 2010.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended August 31, 2010, prepared by the company, immediately follow.

WILSON CREEK MINING CORP.
(An Exploration Stage Company)
Balance Sheets

	August 31,	Nov. 30,
	2010	2009

ASSETS

Current Assets
Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	24,390	12,572
Loans From Director	42,978	32,876

Total Current Liabilities	67,368	45,448

Total Liabilities	67,368	45,448

Stockholders' Equity (Deficit)
Common stock, ($0.001 par value, 75,000,000 shares authorized; 3,500,000 shares issued and outstanding as of August 31, 2010 and November 30, 2009 respectively)	3,500	3,500
Additional paid-in capital	36,500	36,500
Deficit accumulated during exploration stage	(107,368)	(85,448)

Total Stockholders' Equity (Deficit)	(67,368)	(45,448)

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

See Accompanying Notes

WILSON CREEK MINING CORP.
(An Exploration Stage Company)
Statements of Operations

					September 20, 2006
	3 months	3 months	9 months	9 months	(inception)
	Ended	Ended	Ended	Ended	through
	August 31,	August 31,	August 31,	August 31,	August 31,
	2010	2009	2010	2009	2010

Revenues

Revenues	$-	$-	$-	$-	$-

Total Revenues	-	-	-	-	-

Operating Costs
Administrative Expenses	5,763	4,343	21,919	18,446	107,368

Total Operating Costs	5,763	4,343	21,919	18,446	107,368

Net Income (Loss)	$(5,763)	$(4,343)	$(21,919)	$(18,446)	$(107,368)

Basic earnings (loss) per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	3,500,000	3,500,000	3,500,000	3,500,000

See Accompanying Notes

WILSON CREEK MINING CORP.
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity
From September 20, 2006 (Inception) through August 31, 2010

				Deficit Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Exploration
	Stock	Amount	Capital	Stage	Total

Balance, September 20, 2006	-	$-	$-	$-	$-

Stock issued for cash on September 26, 2006
@ $0.005 per share	2,000,000	2,000	8,000		10,000

Net loss, November 30, 2006				(4,325)	(4,325)

Balance, November 30, 2006	2,000,000	$2,000	$8,000	$(4,325)	$5,675

Stock issued for cash on May 2, 2007
@ $0.02 per share	450,000	450	8,550		9,000

Stock issued for cash on June 19, 2007
@ $0.005 per share	1,050,000	1,050	19,950		21,000

Net loss, November 30, 2007				(19,467)	(19,467)

Balance, November 30, 2007	3,500,000	$3,500	$36,500	$(23,792)	$16,208

Net loss, November 30, 2008				(36,493)	(36,493)

Balance, November 30, 2008	3,500,000	$3,500	$36,500	$(60,285)	$(20,285)

Net loss, November 30, 2009				(25,163)	(25,163)

Balance, November 30, 2009	3,500,000	$3,500	$36,500	$(85,448)	$(45,448)

Net loss, February 28, 2010				(8,439)	(8,439)

Balance, February 28, 2010	3,500,000	$3,500	$36,500	$(93,887)	$(53,887)

Net loss, May 31, 2010				(7,718)	(7,718)

Balance, May 31, 2010	3,500,000	$3,500	$36,500	$(101,605)	$(61,605)

Net loss, August 31, 2010				(5,763)	(5,763)

Balance, August 31, 2010	3,500,000	$3,500	$36,500	$(107,368)	$(67,368)

WILSON CREEK MINING CORP.
(An Exploration Stage Company)
Statements of Cash Flows

			September 20, 2006
	9 months	9 months	(inception)
	Ended	Ended	through
	August 31,	August 31,	August 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(21,919)	$(18,446)	$(107,368)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Changes in operating assets and liabilities:
Increase (decrease) in Accounts Payable	11,817	13,960	24,390
Increase (decrease) in Due to Director	10,102	4,486	42,978

Net cash provided by (used in) operating activities	-	-	(40,000)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of equipment	-	-	-

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock			3,500
Additional paid-in capital			36,500

Net cash provided by (used in) financing activities	-	-	40,000

Net increase (decrease) in cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

See Accompanying Notes

WILSON CREEK MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
August 31, 2010 AND 2009

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
August 31, 2010 AND 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- CONTINUED

Per Share Information

The Company computes per share information by dividing the net loss for the period presented by the weighted average number of shares outstanding during such period.

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended August 31, 2010 and August 31, 2009 represents the minimum state income tax expense of the Company, which is not considered significant.

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

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $107,368 since its inception and requires capital for any operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of any Company's contemplated business plan, future operations  and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 - RELATED PARTY TRANSACTIONS

Engin Yesil, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available; thus, he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

While the Company sought additional capital, a former officer Mr. Woods had advanced funds to the Company to pay for any costs incurred by it. These funds were interest free. The balance due Mr. Woods was repaid in the first quarter of 2008.  Since February, 2008, Mr. Engin Yesil (the Company’s sole officer and director), advanced $42,978 to the Company to pay for costs incurred by it.  The total amount of this advance remained outstanding on August 31, 2010.

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

As of August 31, 2010 the Company had 3,500,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of August 31, 2010:

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

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events since August 31, 2010. During this period, the Company did not have any material recognizable subsequent events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $5,763 for the three months ended August 31, 2010 and $4,343 for the three months ended on August 31, 2009. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss from inception through August 31, 2010 was $107,368.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at August 31, 2010 was $0. During the quarter ended August 31, 2007 we closed our offering with total proceeds of $30,000. If we experience a shortage of funds we may utilize funds from our sole officer and director who has informally agreed to advance funds to allow us to pay for fees associated with filing our periodic reports and correspondence with our shareholders, however our director has no formal commitment, arrangement or legal obligation to advance or loan funds to us.  Our sole officer and director has lent us $42,978 to date.

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

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of August 31, 2010 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our November 30, 2009 audited financial statements and notes thereto, which can be found in our Form 10-KSB filed on March 11, 2010 on the SEC website at www.sec.gov.

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

Wilson Creek Mining Corp., Registrant

October 13, 2010	By:	/s/ Engin Yesil
Engin Yesil, President and acting Chief Accounting Officer