Form 10-K
period 2010-11-30
Wilson Creek Mining Corp.
filed 2011-02-25
CIK 1377145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual report pursuant to Section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended

November 30, 2010.

☐ Transition report under Section 13 or 15(d) of the securities exchange act of 1934

Commission file number333-140143

WILSON CREEK MINING CORP.
(Exact name of small business issuer in its charter)

Nevada	11-3790847
State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization

c/o Core Development Holdings
1080 N W 163rd Drive, Miami, Florida	33169
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (305) 430-9113

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered under Section 12(g) of the Exchange Act: None.

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of February 25, 2010, the aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was $4,860, based upon 243,00 common shares which was acquired for $0.02 per share.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of February 25, 2011, the registrant had outstanding 3,500,000 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

Table of Contents

WILSON CREEK MINING CORP.
FORM 10-K ANNUAL REPORT

Table of Contents

PART I

Item 1.	Business	4

Item 1A.	Risk Factors	6

Item 2.	Properties	8

Item 3.	Legal Proceedings	7

Item 4.	Submission of Matters to a Vote of Security Holders	7

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	7

Item 6.	Selected Financial Data	8

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 8.	Financial Statements and Supplementary Data	11

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	21

Item 9A	Controls and Procedures	21

Item 9A (T).	Controls and Procedures	21

Item 9B.	Other Information	23

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons and Corporate Governance, Compliance with Section 16(a) of the Exchange Act	23

Item 11.	Executive Compensation	25

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	26

Item 13.	Certain Relationship and Related Transactions, and Director Independence	26

Item 14.	Principal Accountant Fees and Services	27

PART IV

Item 15.	Exhibits, Financial Statement Schedules	27

SIGNATURES		28

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

ITEM 1.A   RISK FACTORS

We were an exploration stage company, had commenced exploration activities on our claim but abandoned this business.  We expect to incur operating losses for the foreseeable future.

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

As of November 30, 2010, we had no cash or liquid Assets.  We currently do not have any operations and we have no income.

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

No matters were submitted to a vote of security holders during the fiscal year ended November 30, 2010.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently listed for traded on the OTC Pink Sheets under the symbol “WCRE”.  There has been no active trading market.

Of the 3,500,000 shares of common stock outstanding as of November 30, 2010, 3,257,000 shares are owned by an entity controlled by our sole officer and a director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

As of November 30, 2010, we have 3,500,000 Shares of $0.001 par value common stock issued and outstanding held by 28 shareholders of record.

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

Recent Sales and Purchases of Equity Securities by the Issuer

There were no shares of common stock or other securities issued by the issuer during the year ended November 30, 2010.

ITEM 6.     SELECTED FINANCIAL DATA

Since we are a smaller operating company, this item is not applicable to us.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTIONS

We have generated no revenues since inception and have incurred $109,776 in expenses through November 30, 2010.

The following table provides selected financial data about our company for the years ended November 30, 2009 and 2010.

Balance Sheet Data:	11/30/09	11/30/10

Cash	$-0-	$-0-
Total assets	$-0-	$-0-
Total liabilities	$45,448	$69,776
Shareholders' equity	$(45,448)	$(69,776)

Cash provided by financing activities for the year ended November 30, 2010 was $0.  Cash provided by financing since inception was $40,000, $10,000 from the sale of shares to our officer and the $30,000 resulting from the sale of our common stock to 26 independent investors.

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

We incurred operating expenses of $25,163 for the twelve months ended November 30, 2009 and $24,328 for the twelve months ended on November 30, 2010. These expenses consisted of administrative expenses related to our status as a public company and professional fees incurred in connection with the preparation and filing of our periodic reports.

Our net loss from inception through November 30, 2010 was $109,776.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we become an operating company. There is no assurance we will ever reach that point.

Liquidity and Capital Resources

Our cash balance at November 30, 2010 was $0. During the quarter ended August 31, 2007, we closed our offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-140143 which became effective on February 9, 2007, with total proceeds of $30,000. Those funds were expended in prior years and at this point we are dependent on advances from our sole officer and director who has informally agreed to advance funds to allow us to pay for fees associated with filing our periodic reports and correspondence with our shareholders.  Our sole officer and director has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

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
316 17th AVENUE SOUTH
SEATTLE, WASHINGTON 98144
(206) 328-8554  FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Wilson Creek Mining Corp.
I have audited the accompanying balance sheet of Wilson Creek Mining Corp. (An Exploration Stage Company) as of November 30, 2010 & 2009, and the related statement of operations, stockholders’ equity and cash flows for years then ended and the period from September 20, 2006 (inception), to November 30, 2010.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilson Creek Mining Corp., (An Exploration Stage Company) as of November 30, 2010 and November 30, 2009, and the results of its operations and cash flows for the years then ended and from November 5, 2007 (inception), to November 30, 2010 in conformity with generally accepted accounting principles in the United States of America.

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

/S/ George Stewart

Seattle, Washington
February 16, 2011

WILSON CREEK MINING CORP.
(An Exploration Stage Company)
Balance Sheets

	Nov. 30,	Nov. 30,
	2010	2009

ASSETS

Current Assets
Cash	$-	$

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	34,878	12,572
Loans From Director	34,898	32,876

Total Current Liabilities	69,776	45,448

Total Liabilities	69,776	45,448

Stockholders' Equity (Deficit)
Common stock, ($0.001 par value, 75,000,000 shares authorized; 3,500,000 shares issued and outstanding as of November 30, 2010 and November 30, 2009 respectively)	3,500	3,500
Additional paid-in capital	36,500	36,500
Deficit accumulated during exploration stage	(109,776)	(85,448)

Total Stockholders' Equity (Deficit)	(69,776)	(45,448)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

See Accompanying Notes

WILSON CREEK MINING CORP.
(An Exploration Stage Company)
Statements of Operations

			September 20, 2006
	Year	Year	(inception)
	Ended	Ended	through
	November 30,	November 30,	November 30,
	2010	2009	2010

Revenues

Revenues	$-	$-	$-

Total Revenues	-	-	-

Operating Costs
Administrative Expenses	24,328	25,163	109,776

Total Operating Costs	24,328	25,163	109,776

Net Income (Loss)	$(24,328)	$(25,163)	$(109,776)

Basic earnings (loss) per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	3,500,000	3,500,000

See Accompanying Notes

WILSON CREEK MINING CORP.
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity
From September 20, 2006 (Inception) through November 30, 2010

				Deficit
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Exploration
	Stock	Amount	Capital	Stage	Total

Balance, September 20, 2006	-	$-	$-	$-	$-

Stock issued for cash on September 26, 2006 @ $0.005 per share	2,000,000	2,000	8,000		10,000

Net loss, November 30, 2006				(4,325)	(4,325)

Balance, November 30, 2006	2,000,000	$2,000	$8,000	$(4,325)	$5,675

Stock issued for cash on May 2, 2007 @ $0.02 per share	450,000	450	8,550		9,000

Stock issued for cash on June 19, 2007 @ $0.005 per share	1,050,000	1,050	19,950		21,000

Net loss, November 30, 2007				(19,467)	(19,467)

Balance, November 30, 2007	3,500,000	$3,500	$36,500	$(23,792)	$16,208

Net loss, November 30, 2008				(36,493)	(36,493)

Balance, November 30, 2008	3,500,000	$3,500	$36,500	$(60,285)	$(20,285)

Net loss, November 30, 2009				(25,163)	(25,163)

Balance, November 30, 2009	3,500,000	$3,500	$36,500	$(85,448)	$(45,448)

Net loss, November 30, 2010				(24,328)	(24,328)

Balance, November 30, 2010	3,500,000	$3,500	$36,500	$(109,776)	$(69,776)

WILSON CREEK MINING CORP.
(An Exploration Stage Company)
Statements of Cash Flows

			September 20, 2006
	Year	Year	(inception)
	Ended	Ended	through
	November 30,	November 30,	November 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(24,328)	$(25,163)	$(109,776)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Changes in operating assets and liabilities:
Increase (decrease) in Accounts Payable	22,306	8,637	34,878
Increase (decrease) in Due to Director	2,022	16,526	34,898

Net cash provided by (used in) operating activities	-	-	(40,000)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of equipment	-	-	-

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock			3,500
Additional paid-in capital			36,500

Net cash provided by (used in) financing activities	-	-	40,000

Net increase (decrease) in cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

See Accompanying Notes

WILSON CREEK MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010 AND 2009

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

WILSON CREEK MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010 AND 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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
NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended November 30, 2010 and November 30, 2009 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any litigation.

WILSON CREEK MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010 AND 2009

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $109,776 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of any contemplated business plan for operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 – RELATED PARTY TRANSACTIONS

Engin Yesil, the sole officer and director of the Company may, in the future, become involved in other business opportunities and will likely engage in additional activities as they become available; thus, he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

While the Company sought additional capital, a former officer Mr. Woods had advanced funds to the Company to pay for any costs incurred by it. These funds were interest free. The balance due Mr. Woods was $ 0 and $0 on November 30, 2010 and November 30, 2009, respectively. The balance due to Mr. Engin Yesil was $34,898 on November 30, 2010.

WILSON CREEK MINING CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010 AND 2009
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

As of November 30, 2010 the Company had 3,500,000 shares of common stock issued and outstanding.

NOTE 9 – STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of November 30, 2010:

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

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events since November 30, 2010. During this period, the Company did not have any material recognizable subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

ITEM 9A(T). CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control overfinancial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that are intended to:

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended November 30, 2010. Management believes that internal control over financial reporting is effective. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the last fiscal quarter for the year ended November 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sole officer and director of Wilson Creek Mining Corp., is:

Name & Address	Age	Position

Engin Yesil	49	President,
c/o Core Development Holdings		Director,
1080 N W 163rd Drive		Acting Principal
Miami, Florida 33169		Accounting Officer

Directors are elected to serve until the next annual meeting of stockholders and until theirsuccessors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

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

Resumes

Engin Yesil
President, Acting Principal Accounting Officer and Director

Mr. Yesil is 49 years old and has served as president and founder of a wide range of successful businesses. He founded his first business, Lens Express in 1986 and after successful operations, the Company was sold as the world's largest contact lens replacement service, which later became part of 1-800-CONTACS. In 1996, Mr. Yesil founded U.S.-based Core Development Holdings Corp., a real estate company of which he serves as President.

Information Concerning the Board of Directors, Board Committees and Corporate Governance

Board Composition

Our Board of Directors consists of one (1) director. Our Board has determined that it has no "independent directors" under the corporate governance rules and regulations of NASDAQ.

Committees of the Board

 Since the Company's common stock is quoted on the OTC Pink Sheets and as a result is not subject to exchange listing requirements, the Board has no immediate plans or need to establish an audit committee with a financial expert or a compensation committee to determine guidelines for determining the compensation of its executive officers or directors. For similar reasons, theCompany has not established a nominating committee, or a written policy for considering recommendations from shareholders for candidates to serve as directors or with respect tocommunications from shareholders.

Code of Ethics

Our board of directors adopted our code of ethical conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

·	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
·	Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
·	Compliance with applicable governmental laws, rules and regulations;
·	The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and
·	Accountability for adherence to the Code.

ITEM 11. EXECUTIVE COMPENSATION

Our current officer receives no compensation. The current Board of Directors is comprised of Mr. Yesil.

Summary Compensation Table

				Other	Restricted
Name &				annual	stock	Options	LTIP	All other
Principle		Salary	Bonus	Compensation	awards	SARs	Payouts	Compensation
position	Year	($)	($)	($)	($)	($)	($)	($)

Engin Yesil	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President,	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the ownership of Wilson Creek Mining Corp. voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this report:

Name of Beneficial Owner (1)	No. of Shares	Percentage of Ownership:

Engin Yesil(2)	3,257,000	93%

All Officers and Directors as a Group	3,257,000	93%

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

Mr. Engin Yesil (the Company’s sole officer and director) advanced the Company $16,350 in the fiscal year ended November 30, 2008, an additional $16,526 in the fiscal year ended November 30, 2009 and an additional $2,022 in the fiscal year ended November 30, 2010 to enable it to pay for costs incurred by it. The total amount of these advances in the amount of $34,898 remained outstanding on November 30, 2010.

The following exhibits are included with this filing:

Exhibit
Number	Description

3(i)	Articles of Incorporation*
3(ii)	Bylaws*
14	Code of Ethics**
23.2	Consent of accounts for use of their reports
31	Sec. 302 Certification of CEO/CFO
32	Sec. 906 Certification of CEO/CFO

 * Included in our SB-2 filing under Commission File Number 333-140143.
** Included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2010.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Board of Directors was directly responsible for interviewing and retaining our independent accountant, considering the accounting firm's independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent accountant. Our Board did not delegate these responsibilities. During our 2009 and 2010 fiscal years, our Board of Directors pre-approved 100% of the services described below.

The total fees charged to the company for audit services, including interim reviews were $9,200, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended November 30, 2010.

For the year ended November 30, 2009, the total fees charged to the company for audit services, including interim reviews were $8,900, for audit-related services were $Nil, for tax services were $500 and for other services were $Nil.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.

The financial statements required by this item are provided in Item 8 of this report.

The following exhibits are included with this filing:

Exhibit
Number	Description

3(i)	Articles of Incorporation*
3(ii)	Bylaws*
14	Code of Ethics**
23.2	Consent of accounts for use of their reports
31	Sec. 302 Certification of CEO/CFO
32	Sec. 906 Certification of CEO/CFO

 * Included in our SB-2 filing under Commission File Number 333-140143.
** Included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2010.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Engin Yesil
Engin Yesil, President,	Date: February 24, 2011
Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director