Form 10-K
period 2011-11-30
Wilson Creek Mining Corp.
filed 2012-03-14
CIK 1377145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual report pursuant to Section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended

November 30, 2011.

☐ Transition report under Section 13 or 15(d) of the securities exchange act of 1934

Commission file number 333-140143

WILSON CREEK MINING CORP.

(Exact name of small business issuer in its charter)

Nevada	11-3790847
State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization

c/o Core Development Holdings
1001 N W 163rd Drive, Miami, Florida	33169
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of February 6th, 2012, the aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was $4,860, based upon 243,00 common shares which was acquired for $0.02 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of February 6th, 2012, the registrant had outstanding 3,500,000 shares of Common Stock.

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

As of November 30, 2011, we had no cash or liquid Assets. We currently do not have any operations and we have no income.

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

As of November 30, 2011, we have 3,500,000 Shares of $0.001 par value common stock issued and outstanding held by 28 shareholders of record.

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

Recent Sales and Purchases of Equity Securities by the Issuer

There were no shares of common stock or other securities issued by the issuer during the year ended November 30, 2011.

ITEM 6. SELECTED FINANCIAL DATA

Since we are a smaller operating company, this item is not applicable to us.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTIONS

We have generated no revenues since inception and have incurred $134,913 in expenses through November 30, 2011.

The following table provides selected financial data about our company for the years ended November 30, 2010 and 2011.

Balance Sheet Data:	11/30/10	11/30/11

Cash	$-0-	$-0-
Total assets	$-0-	$-0-
Total liabilities	$69,776	$94,913
Shareholders' equity	$(69,776)	$(94,913)

Cash provided by financing activities for the year ended November 30, 2011 was $0. Cash provided by financing since inception was $40,000, $10,000 from the sale of shares to our officer and the $30,000 resulting from the sale of our common stock to 26 independent investors.

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

We incurred operating expenses of $25,137 for the twelve months ended November 30, 2011 and $24,328 for the twelve months ended on November 30, 2010. These expenses consisted of administrative expenses related to our status as a public company and professional fees incurred in connection with the preparation and filing of our periodic reports.

Our net loss from inception through November 30, 2011 was $134,913.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we become an operating company. There is no assurance we will ever reach that point.

Liquidity and Capital Resources

Our cash balance at November 30, 2011 was $0. During the quarter ended August 31, 2007, we closed our offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-140143 which became effective on February 9, 2007, with total proceeds of $30,000. Those funds were expended in prior years and at this point we are dependent on advances from our sole officer and director who has informally agreed to advance funds to allow us to pay for fees associated with filing our periodic reports and correspondence with our shareholders. Our sole officer and director has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

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

316 17th AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554 FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Wilson Creek Mining Corp.

I have audited the accompanying balance sheet of Wilson Creek Mining Corp. (An Exploration Stage Company) as of November 30, 2011 & 2010, and the related statement of operations, stockholders’ equity and cash flows for years then ended and the period from September 20, 2006 (inception), to November 30, 2011. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilson Creek Mining Corp., (An Exploration Stage Company) as of November 30, 2011 and November 30, 2010, and the results of its operations and cash flows for the years then ended and from November 5, 2007 (inception), to November 30, 2011 in conformity with generally accepted accounting principles in the United States of America.

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

/S/ George Stewart

Seattle, Washington

February 25, 2012

WILSON CREEK MINING CORP.
(An Exploration Stage Company)
Balance Sheets

	Nov. 30	Nov. 30,
	2011	2010
ASSETS
Current Assets
Cash	$-	$

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	43,445	34,878
Loans From Director	51,468	34,898

Total Current Liabilities	94,913	69,776

Total Liabilities	94,913	69,776

Stockholders' Equity (Deficit)
Common stock, ($0.001 par value, 75,000,000 shares authorized; 3,500,000 shares issued and outstanding as of November 30, 2011 and November 30, 2010 respectively)	3,500	3,500
Additional paid-in capital	36,500	36,500
Deficit accumulated during exploration stage	(134,913)	(109,776)

Total Stockholders' Equity (Deficit)	(94,913)	(69,776)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

See Accompanying Notes

WILSON CREEK MINING CORP.
(An Exploration Stage Company)
Statements of Operations

			September 20, 2006
	Year	Year	(inception)
	Ended	Ended	through
	Nov. 30	Nov. 30	Nov. 30
	2011	2010	2011

Revenues

Revenues	$-	$-	$-

Total Revenues	-	-	-

Operating Costs
Administrative Expenses	25,137	24,328	134,913

Total Operating Costs	25,137	24,328	134,913

Net Income (Loss)	$(25,137)	$(24,328)	$(134,913)

Basic earnings (loss) per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	3,500,000	3,500,000

See Accompanying Notes

WILSON CREEK MINING CORP.
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity
From September 20, 2006 (Inception) through November 30, 2011

				Deficit
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Exploration
	Stock	Amount	Capital	Stage	Total

Balance, September 20, 2006	-	$-	$-	$-	$-

Stock issued for cash on September 26, 2006 @ $0.005 per share	2,000,000	2,000	8,000		10,000

Net loss, November 30, 2006				(4,325)	(4,325)

Balance, November 30, 2006	2,000,000	$2,000	$8,000	$(4,325)	$5,675

Stock issued for cash on May 2, 2007 @ $0.02 per share	450,000	450	8,550		9,000

Stock issued for cash on June 19, 2007 @ $0.005 per share	1,050,000	1,050	19,950		21,000

Net loss, November 30, 2007				(19,467)	(19,467)

Balance, November 30, 2007	3,500,000	$3,500	$36,500	$(23,792)	$16,208

Net loss, November 30, 2008				(36,493)	(36,493)

Balance, November 30, 2008	3,500,000	$3,500	$36,500	$(60,285)	$(20,285)

Net loss, November 30, 2009				(25,163)	(25,163)

Balance, November 30, 2009	3,500,000	$3,500	$36,500	$(85,448)	$(45,448)

Net loss, November 30, 2010				(24,328)	(24,328)

Balance, November 30, 2010	3,500,000	$3,500	$36,500	$(109,776)	$(69,776)

Net loss, November 30, 2011				(25,137)	(25,137)

Balance, November 30, 2011	3,500,000	$3,500	$36,500	$(134,913)	$(94,913)

WILSON CREEK MINING CORP.
(An Exploration Stage Company)
Statements of Cash Flows

			September 20, 2006
	Year	Year	(inception)
	Ended	Ended	through
	Nov. 30	Nov. 30	Nov. 30
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(25,137)	$(24,328)	$(134,913)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:	1

Changes in operating assets and liabilities:
Increase (decrease) in Accounts Payable	8,567	22,306	43,445
Increase (decrease) in Due to Director	16,569	2,022	51,468

Net cash provided by (used in) operating activities	-	-	(40,000)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of equipment	-	-	-

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock			3,500
Additional paid-in capital			36,500

Net cash provided by (used in) financing activities	-	-	40,000

Net increase (decrease) in cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

See Accompanying Notes

WILSON CREEK MINING CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

November 30, 2011 AND 2010

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

November 30, 2011 AND 2010

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

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended November 30, 2011 and November 30, 2010 represents the minimum state income tax expense of the Company, which is not considered significant.

WILSON CREEK MINING CORP.
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

November 30, 2011 AND 2010

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $134,913 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of any contemplated business plan for operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

WILSON CREEK MINING CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

November 30, 2011 AND 2010

While the Company sought additional capital, a former officer Mr. Woods had advanced funds to the Company to pay for any costs incurred by it. These funds were interest free. The balance due Mr. Woods was $ 0 and $0 on November 30, 2011 and November 30, 2010, respectively. The balance due to Mr. Engin Yesil was $51,468 on November 30, 2011.

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

As of November 30, 2011 the Company had 3,500,000 shares of common stock issued and outstanding.

NOTE 9 – STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of November 30, 2011:

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

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events since November 30, 2011. During this period, the Company did not have any material recognizable subsequent events.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended November 30, 2011. Management believes that internal control over financial reporting is effective. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the last fiscal quarter for the year ended November 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The sole officer and director of Wilson Creek Mining Corp., is:

Name & Address	Age	Position

Engin Yesil	50	President,
c/o Core Development Holdings		Director,
1080 N W 163rd Drive		Acting Principal
Miami, Florida 33169		Accounting Officer

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

Resumes

Engin Yesil

President, Acting Principal Accounting Officer and Director

Mr. Yesil is 50 years old and has served as president and founder of a wide range of successful businesses. He founded his first business, Lens Express in 1986 and after successful operations, the Company was sold as the world's largest contact lens replacement service, which later became part of 1-800-CONTACS. In 1996, Mr. Yesil founded U.S.-based Core Development Holdings Corp., a real estate company of which he serves as President.

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

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

·	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
·	Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
·	Compliance with applicable governmental laws, rules and regulations;
·	The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and
·	Accountability for adherence to the Code.

Item 11. Executive Compensation

Our current officer receives no compensation. The current Board of Directors is comprised of Mr. Yesil.

Summary Compensation Table

Name & principle position	Year	Salary ($)	Bonus ($)	Other annual compen- sation ($)	Restricted Stock awards ($)	Options SARs ($)	LTIP Payouts ($)	All other compen- sation ($)

Engin Yesil	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President,	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-
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

Mr. Engin Yesil (the Company’s sole officer and director) advanced the Company $16,350 in the fiscal year ended November 30, 2008, an additional $16,526 in the fiscal year ended November 30, 2009 and an additional $2,022 in the fiscal year ended November 30, 2010 and an additional $16,570 in the fiscal year ended November 30, 2011 to enable it to pay for costs incurred by it. The total amount of these advances in the amount of $51,468 remained outstanding on November 30, 2011.

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

Item 14. Principal Accountant Fees and Services

Our Board of Directors was directly responsible for interviewing and retaining our independent accountant, considering the accounting firm's independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent accountant. Our Board did not delegate these responsibilities. During our 2010 and 2011 fiscal years, our Board of Directors pre-approved 100% of the services described below.

The total fees charged to the company for audit services, including interim reviews were $10,000, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended November 30, 2011.

For the year ended November 30, 2010, the total fees charged to the company for audit services, including interim reviews were $9,200, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

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

/s/ Engin Yesil

Engin Yesil, President,	Date: March 14, 2012
Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer and Director

-28-